Form 10-Q
period 2025-09-30
Gemini Space Station, Inc.
filed 2025-11-10
CIK 2055592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-42836
______________________________
Gemini Space Station, Inc.
(Exact name of registrant as specified in its charter)
______________________________

Nevada (State or other jurisdiction of incorporation or organization)	33-3263417 (I.R.S. Employer Identification Number)
600 Third Avenue, 2nd Floor, New York, NY [1]	10016
(Address of principal executive offices)	(Zip Code)
(646) 751-4401 (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value of $0.001 per share	GEMI	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had outstanding 42,526,934 and 75,126,784 of shares of Class A and Class B common stock, respectively, each with a par value of $0.001.
1 We use this address for receiving mail and correspondence to our principal executive office located in New York, NY.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, operating results, financial condition, prospects, the impact of potential acquisitions and dispositions, and our strategy for growth. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates, and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our future financial performance, including our expectations regarding our net revenue, operating expenses, and our ability to achieve and maintain future profitability;

•our ability to effectively manage our growth;

•anticipated trends, growth rates, and challenges in our business, the cryptoeconomy, and in the markets in which we operate;

•market acceptance of our products and services;

•objectives for future operations;

•our ability to further penetrate our existing user base and maintain and expand our user base;

•our ability to develop new products and services and grow our business in response to changing technologies, user demand, and competitive pressures;

•our expectations concerning relationships with third parties;

•our ability to maintain, protect, and enhance our intellectual property;

•the effects of increased competition in our markets and our ability to compete effectively;

•future acquisitions of or investments in complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets;

•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•economic and industry trends, projected growth, or trend analysis;

•trends in revenue, cost of revenue, and gross margin;

•trends in operating expenses, including technology expenses, sales and marketing expenses, and general and administrative expenses, and expectations regarding these expenses; and

•other statements regarding our future operations, financial condition, and prospects and business strategies.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect our business strategy, operating results, financial condition, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon these forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Gemini,”
the “Company”, the “Corporation,” “we,” “our,” “us,” or similar terms refer to Gemini Space Station, Inc. and its subsidiaries.

Part I—Financial Information
Item 1. Financial Statements
Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$487,462	$42,847
Restricted cash and cash equivalents	87,731	28,383
Customer custodial funds	532,804	575,628
Crypto assets held	674,963	470,101
Receivable, crypto assets pledged	180,179	168,300
Accounts receivable, net(1)	84,215	65,368
Credit card receivables pledged	67,918	—
Prepaid expenses and other current assets	26,881	37,134
Total current assets	2,142,153	1,387,761
Software, property and equipment, net	14,818	17,152
Intangible assets, net	145,365	162,143
Other non-current assets	35,874	26,872
Total assets	$2,338,210	$1,593,928
Liabilities, Convertible Units, and Members' Deficit
Current liabilities:
Custodial funds due to customers	$532,676	$574,080
Accounts payable	5,352	17,568
Accrued expenses(2)	67,579	38,907
Third party loans	192,507	117,612
Related party loans	777,279	562,162
Funding debt	49,204	—
Other current liabilities	40,101	38,448
Total current liabilities	1,664,698	1,348,777
Non-current liabilities:
Lease liabilities	19,950	20,153
Related party convertible notes	—	248,783
Related party loans	—	237,209
Total non-current liabilities	19,950	506,145
Total liabilities	1,684,648	1,854,922
Commitments and contingencies (Note 22)
Convertible preferred units: 30,955 Series A Units authorized, issued and outstanding with an aggregate liquidation preference of $223,022 as of December 31, 2024; 8,910 Series B Units authorized as of December 31, 2024; 8,887 Series B Units issued and outstanding as of December 31, 2024; and the Series B Units had an aggregate liquidation preference of $423,903 as of December 31, 2024. No shares authorized, issued, and outstanding as of September 30, 2025.	—	534,368
Stockholders' equity
Common Units: 54,201 Common Units authorized as of December 31, 2024; 50,761 Common Units issued and outstanding as of December 31, 2024. No shares authorized, issued, and outstanding as of September 30, 2025.	—	—
Class A common stock, par value $0.001 per share; No shares authorized, issued and outstanding as of December 31, 2024; 1,000,000 shares authorized, 42,519 shares issued and outstanding as of September 30, 2025	43	—
Class B common stock, par value $0.001 per share; No shares authorized, issued and outstanding as of December 31, 2024; 100,000 shares authorized, and 75,127 shares issued and outstanding as of September 30, 2025	75	—

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

Preferred stock, par value $0.001 per share; No shares authorized, issued and outstanding as of December 31, 2024; 20,000 shares authorized, no shares issued and outstanding as of September 30, 2025	—	—
Treasury stock at cost; 0 and 23 shares as of December 31, 2024 and September 30, 2025, respectively	(568)	—
Additional paid-in capital	2,549,067	662,091
Accumulated other comprehensive income	7,375	2,987
Accumulated deficit	(1,902,430)	(1,460,440)
Total stockholders’ equity (deficit)	653,562	(795,362)
Total liabilities, convertible units, and stockholders’ equity	$2,338,210	$1,593,928
__________________
(1) Includes related party amounts of $0.2 million in Accounts receivable, net as of both September 30, 2025 and December 31, 2024, as outlined in Note 21. Related Party Transactions.
(2) Includes related party amounts of $0 and $0.1 million in Accrued expenses as of September 30, 2025 and December 31, 2024, respectively, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Net revenue(1)	$49,775	$24,356	$117,689	$97,880
Other revenue	843	186	1,540	985
Total revenue	50,618	24,542	119,229	98,865
Operating expenses:
Salaries and compensation	82,523	34,175	153,624	101,657
Technology(2)	20,317	15,579	54,790	47,460
General and administrative(3)	19,335	13,822	52,582	44,782
Transaction losses	7,693	4,727	15,376	16,604
Sales and marketing	32,926	4,259	58,084	11,259
Transaction processing	8,617	4,262	19,028	14,188
Total operating expenses	171,411	76,824	353,484	235,950
Operating loss	(120,793)	(52,282)	(234,255)	(137,085)
Other income (expense):
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	106,809	(19,844)	144,664	233,950
Realized and unrealized gain (loss) on related party crypto loans	(83,096)	4,989	(145,144)	(216,747)
Change in fair value on related party convertible notes	(8,178)	(9,775)	(25,789)	(23,296)
Change in fair value on related party loans	(24,989)	—	(119,309)	—
Interest expense on related party loans	(17,847)	(11,235)	(48,090)	(29,662)
Interest expense on third party loans	(4,655)	(2,994)	(11,148)	(9,001)
Interest expense on funding debt	(314)	—	(314)	—
Other income (expense), net	(7,637)	(58)	(8,727)	53,221
Total other income (expense), net	(39,907)	(38,917)	(213,857)	8,465
Net loss before income taxes	(160,700)	(91,199)	(448,112)	(128,620)
Income tax benefit (provision)	1,186	1,019	6,122	(2,932)
Net loss	$(159,514)	$(90,180)	$(441,990)	$(131,552)
Net loss per share attributable to common stockholders
Basic	$(6.67)	$(18.33)	$(39.02)	$(26.75)
Diluted	$(6.67)	$(18.33)	$(39.02)	$(26.75)
Weighted average shares outstanding - basic and diluted:	23,931	4,920	11,327	4,918
Net loss	$(159,514)	$(90,180)	$(441,990)	$(131,552)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(792)	3,895	1,117	1,163
Change in fair value attributable to instrument-specific credit risk	—	(1,067)	3,271	2,261
Total other comprehensive income (loss)	(792)	2,828	4,388	3,424
Comprehensive loss	$(160,306)	$(87,352)	$(437,602)	$(128,128)
__________________
(1) Net revenue includes related party amounts of $0.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively and $0.4 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, as outlined in Note 21. Related Party Transactions.

(2) Technology expenses includes related party amounts of $0.5 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, as outlined in Note 21. Related Party Transactions.

(3) General and administrative expenses includes related party amounts of $0.6 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0 for the three and nine months ended September 30, 2024, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	39,842	$534,368	68,383	$—	—	$—	—	$—	$665,299	$8,167	$(1,742,916)	$(1,069,450)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	2,875	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	—	—	15,479	15	—	—	391,149	—	—	391,164
Issuance of common stock in connection with concurrent private placement with Nasdaq	—	—	—	—	1,905	2	—	—	49,998	—	—	50,000
Conversion of convertible preferred units to common stock in connection with IPO	(39,842)	(534,368)	—	—	54,541	55	—	—	534,314	—	—	534,369
Conversion of convertible notes and related party terms loans to common stock in connection with IPO	—	—	—	—	31,056	31	—	—	869,537	—	—	869,568
Conversion of Common Units to common stock in connection with IPO	—	—	(71,258)	—	14,403	15	—	—	(52)	—	—	(37)
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	—	—	262	—	—	—	(6,929)	—	—	(6,929)
Shares withheld for employee tax withholdings	—	—	—	—	—	—	(23)	(568)				(568)
Stock-based compensation	—	—	—	—	—	—	—	—	45,751	—	—	45,751
Net loss	—	—	—	—	—	—	—	—	—	—	(159,514)	(159,514)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(792)	—	(792)
Balance at September 30, 2025	—	$—	—	$—	117,646	$118	(23)	$(568)	$2,549,067	$7,375	$(1,902,430)	$653,562

Balance at June 30, 2024	39,842	$534,368	50,259	$—	—	$—	—	$—	$659,640	$1,692	$(1,343,266)	$(681,934)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	548	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,338	—	—	1,338
Net loss	—	—	—	—	—	—	—	—	—	—	(90,180)	(90,180)
Other comprehensive income	—	—	—	—	—	—	—	—	—	2,828	—	2,828
Balance at September 30, 2024	39,842	$534,368	50,807	$—	—	$—	—	$—	$660,978	$4,520	$(1,433,446)	$(767,948)

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2024	39,842	$534,368	50,761	$—	—	$—	—	$—	$662,091	$2,987	$(1,460,440)	$(795,362)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	20,497	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	—	—	15,479	15	—	—	391,149	—	—	391,164
Issuance of common stock in connection with concurrent placement with Nasdaq	—	—	—	—	1,905	2	—	—	49,998	—	—	50,000
Conversion of convertible preferred units to common stock in connection with IPO	(39,842)	(534,368)	—	—	54,541	55	—	—	534,314	—	—	534,369
Conversion of convertible notes and related party terms loans to common stock in connection with IPO	—	—	—	—	31,056	31	—	—	869,537	—	—	869,568
Conversion of Common Units to common stock in connection with IPO	—	—	(71,258)	—	14,403	15	—	—	(52)	—	—	(37)
Issuance of common stock upon settlement of stock awards, net of shares withheld	—	—	—	—	262	—	—	—	(6,929)	—	—	(6,929)
Shares withheld for employee tax withholdings	—	—	—	—	—	—	(23)	(568)	—	—	—	(568)
Stock-based compensation	—	—	—	—	—	—	—	—	48,959	—	—	48,959
Net loss	—	—	—	—	—	—	—	—	—	—	(441,990)	(441,990)
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,388	—	4,388
Balance at September 30, 2025	—	$—	—	$—	117,646	$118	(23)	$(568)	$2,549,067	$7,375	$(1,902,430)	$653,562

Balance at December 31, 2023	39,842	$534,368	49,694	$—	—	$—	—	$—	$656,495	$1,096	$(1,301,894)	$(644,303)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	1,113	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,483	—	—	4,483
Net loss	—	—	—	—	—	—	—	—	—	—	(131,552)	(131,552)
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,424	—	3,424
Balance at September 30, 2024	39,842	$534,368	50,807	$—	—	$—	—	$—	$660,978	$4,520	$(1,433,446)	$(767,948)

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(441,990)	$(131,552)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,189	24,656
Change in fair value on related party convertible notes	25,789	23,296
Change in fair value on related party loans	119,309	—
Realized and unrealized gain on crypto assets and receivable, crypto assets pledged	(144,664)	(233,950)
Realized and unrealized loss on related party crypto loans	145,144	216,747
Provision for transaction losses	15,376	16,604
Stock-based compensation	48,959	4,483
Crypto assets received as revenue	(23,680)	(14,473)
Crypto asset payments for expenses	33,629	94,447
Warrants received as revenue	(2,098)	—
Non-cash lease expense	3,105	3,214
Other operating activities, net	(1,171)	5,914
Changes in operating assets and liabilities:
Purchase of crypto assets	(143,037)	(41,698)
Disposal of crypto assets	212,360	60,577
Accounts receivable	(11,603)	(15,882)
Other assets	137,210	67,766
Accounts payable and accrued expenses	12,498	(145,112)
Payables due to related parties	29,540	27,024
Payables due to third parties	5,913	7,970
Payables due for funding debt	314	—
Lease liabilities	(4,359)	(3,999)
Other liabilities	(119,932)	(70,385)
Net cash used in operating activities	(80,199)	(104,353)
Cash flows from investing activities
Proceeds from disposal of crypto assets	93,809	131,662
Purchases of credit card receivables	(646,827)	(321,946)
Proceeds from repayments of credit card receivables	561,829	273,727
Capitalization of internally developed software costs	(3,501)	(3,089)
Purchase of software, property and equipment	(1,507)	(445)
Purchase of equity investments	(59)	(350)
Net cash provided by investing activities	3,744	79,559
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	397,306	—
Proceeds from issuance of common stock in connection with concurrent private placement with Nasdaq	50,000	—
Custodial funds due to customers, net of redemptions	(40,455)	60,365
Proceeds from related party convertible notes	—	24,568
Proceeds from related party loans	15,100	—
Proceeds from third party loan, net of discount	74,250	—
Proceeds from funding debt	99,040	—
Repayment of funding debt	(50,150)	—
Payment of withholding taxes on settlement of restricted stock units	(6,929)	—
Payment for tax withholdings related to net share settlements of equity awards	(568)	—
Net cash provided by financing activities	537,594	84,933
Net increase in cash, cash equivalents, restricted cash and cash equivalents	461,139	60,139
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period	646,858	446,830
Cash, cash equivalents, restricted cash and cash equivalents, end of period	$1,107,997	$506,969

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents, restricted cash and cash equivalents consisted of the following:
Cash and cash equivalents	$487,462	$38,613
Restricted cash and cash equivalents	87,731	21,320
Customer custodial funds	532,804	447,036
Total cash, cash equivalents, restricted cash and cash equivalents	$1,107,997	$506,969

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$23,635	$4,378
Cash paid during the period for income taxes	531	361

Supplemental schedule of non-cash investing and financing activities
Conversion of related party loans and related party convertible notes to common stock in connection with initial public offering	$804,297	$—
Conversion of convertible preferred units to common stock in connection with initial public offering	534,368	—
Related party loans received in crypto assets	418,458	157,988
Conversion of related party loans into related party convertible notes	246,245	—
Repayments of related party loans denominated in crypto assets	151,378	185,985
Credit card receivables posted as collateral for funding debt	67,918	—
Crypto assets posted (returned) as collateral for third party loans, net	46,096	58,035
Crypto assets received as collateral for derivatives	6,007	4,916
Repayment of third party loan interest denominated in crypto	5,417	8,024
Deferred offering costs not yet paid	6,141	—
Change in fair value attributable to instrument-specific credit risk	3,271	2,261
Related party convertible notes received in crypto assets	—	45,329

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Gemini Space Station, Inc., (the "Corporation", “Company”, “Gemini”, or “Space Station”) a Nevada corporation, was formed on February 4, 2025 with a fiscal year end of December 31. Pursuant to a reorganization, the Corporation is a holding company, and its principal asset is a controlling equity interest in Gemini Space Station, LLC (“GSS, LLC”), a related party. The Corporation is the sole managing member of GSS, LLC and controls all of the businesses and affairs of GSS, LLC.

The Company offers a mobile and web based crypto asset exchange platform, proprietary wallet infrastructure and custody solutions, high-performance over-the-counter trading solutions tailored to institutions and professionals, a digital art auction platform, a proprietary United States dollar-backed stablecoin, a crypto asset staking service and a credit card product that offers crypto asset rewards on customer purchases. The Company operates globally and provides security solutions across all of its product offerings.

Certain subsidiaries are regulated and/or indirectly impacted by various state, federal and self-regulatory organizational governing bodies such as the New York State Department of Financial Services ("NYSDFS") and the Financial Industry Regulatory Authority ("FINRA").

Initial Public Offering and Concurrent Private Placement

In September 2025, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 15.9 million shares of its Class A common stock at a public offering price of $28.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 0.3 million shares of the Company’s Class A common stock and 0.5 million shares of the Company’s Class A common stock from the selling stockholders. The sale of shares by the selling stockholders did not result in any proceeds to the Company. Net proceeds from the IPO were $406.3 million after deducting the underwriting discounts and commissions and before deducting offering costs of $15.2 million. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of the Company's common stock in the IPO, including legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering. Concurrent with the IPO, Nasdaq, Inc. ("Nasdaq") entered into an agreement with the Company to purchase 1.9 million shares of Class A common stock in a private placement at $26.25 per share. The gross proceeds to the Company from the concurrent private placement were $50.0 million.

In connection with the completion of the IPO, the Company filed its Amended and Restated Articles of Incorporation effective September 15, 2025 (the “Articles of Incorporation”), which authorized a total of 1.1 billion shares of common stock, par value $0.001 per share (the “Common Stock”), consisting of 1.0 billion shares of Class A common stock, par value $0.001 per share and 100.0 million shares of Class B common stock, par value $0.001 per share, and 20.0 million shares of preferred stock, par value $0.001 per share.

In connection with the IPO, 1) all shares of the Company's outstanding convertible preferred units automatically converted into 15.1 million shares of Class A common stock and 39.4 million shares of Class B common stock, 2) all of the outstanding related party convertible notes and related party term loans automatically converted into 31.1 million shares of Class B common stock, and 3) all outstanding shares of Common Units were converted into 9.8 million shares of Class A common stock and 4.6 million shares of Class B common stock. As a result, following the completion of the IPO, the Company has two classes of authorized common stock: Class A common stock and Class B common stock, which were outstanding as of September 30, 2025.

2. Summary of Significant Accounting Policies

Basis of presentation

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The accompanying unaudited condensed consolidated financial statements include the accounts of Gemini Space Station, LLC, and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's financial statements for the periods presented.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024 included in the Company's final prospectus, dated September 11, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”) in connection with the IPO. There have been no material changes in the Company's significant accounting policies or segment reporting as described in the audited annual consolidated financial statements as of and for the year ended December 31, 2024.

Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. The impact of these reclassifications is immaterial to the presentation of the unaudited condensed consolidated financial statements taken as a whole and had no impact on previously reported total assets, total liabilities and net loss.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, the fair value of crypto assets, allowance for transaction losses, contingent liabilities, the Company's incremental borrowing rate, fair value of derivatives, fair value of convertible notes, fair value of strategic investments, fair value of stock-based awards issued prior to the IPO, fair value of stock options, fair value of compensatory warrants received or issued in connection with certain services agreements, the useful life of long-lived assets, and the recoverability of long-lived assets.

Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent that there are material differences between these estimates and actual results, the Company’s unaudited condensed consolidated financial statements will be affected. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act)”, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Under the JOBS Act emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

emerging growth company. The Company would cease to be an emerging growth company on the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed on annual report on Form 10-K), or it issues more than $1.0 billion in non-convertible debt securities over a three-year period.

Customer custodial funds and custodial funds due to customers

Customer custodial funds represent restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. The Company has restricted cash deposits at financial institutions related to the Gemini Dollar ("GUSD").

Customer custodial funds related to GUSD were $49.3 million and $58.7 million as of September 30, 2025 and December 31, 2024, respectively. Customer custodial funds due to customers related to GUSD were to $48.7 million and $58.4 million as of September 30, 2025 and December 31, 2024, respectively.

Credit card receivables pledged

Credit card receivables pledged represent credit card receivables which the Company has pledged as collateral for a warehouse credit facility with an unaffiliated third party. Refer to Note 15. Funding Debt for further details.

Concentration of credit risk

Certain financial instruments, primarily consisting of cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, and accounts receivable, may subject the Company to concentrations of credit risk. The Company generally maintains cash balances in excess of federally insured limits.

As of September 30, 2025 and December 31, 2024, the Company had no customers that accounted for more than 10% of the Company’s Accounts receivable, net.

In addition, during both the three and nine months ended September 30, 2025 and 2024, no customer accounted for more than 10% of Total revenue.

Warrants

The Company holds warrants from Empery Digital Inc. (“Empery”), formerly known as, Volcon, Inc., received as consideration for providing general asset management services and crypto asset custody services. The warrants give the Company the right to purchase up to 0.9 million shares of Empery's common stock at an exercise price equal to $10.00 per share. The warrants are subject to market-based vesting conditions tied to Empery’s stock price performance. The warrants vest and become exercisable in 20% increments upon Empery’s common stock achieving specified volume-weighted average prices, beginning at $10.00 per share and increasing in $5.00 increments up to $30.00 per share. Non-cash consideration in the form of warrants is measured at fair value on the grant date using a Monte Carlo simulation model, incorporating both observable inputs, such as stock price, exercise price, expected term, risk-free rate, dividend yield, equity volatility, and unobservable inputs, including the probability of achieving stock-price vesting conditions. Revenue related to these warrants is recognized over the estimated period that the related advisory and custodial services are provided, which is determined to be approximately one year, measured at the grant date fair value, and is recognized as advisory fee revenue (see Note 3. Revenue) included in Net revenue on the condensed consolidated statements of operations and comprehensive loss. The portion of non-cash consideration received in advance of satisfying the related performance obligation is included in Other current liabilities on the condensed consolidated balance sheets.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The vested warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and are recorded as derivative assets at fair value based on the grant date fair value of the vested portion and are included Other non-current assets on the condensed consolidated balance sheets. Subsequent changes in fair value are recognized in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. A warrant receivable, representing the unvested portion of the warrants, is included in Other non-current assets on the condensed consolidated balance sheets. As of September 30, 2025, 40% of the warrants' vesting conditions have been met.

Cash flows from revenue related to warrants are recognized as adjustments to reconcile Net loss to Net cash used in operating activities in the condensed consolidated statements of cash flows.

Sales and marketing

Sales and marketing expense includes primarily credit card rewards and advertising costs. Advertising costs are expensed as incurred.

During the three and nine months ended September 30, 2025, advertising expense was $17.9 million and $28.6 million, respectively. During the three and nine months ended September 30, 2024, advertising expense was $1.1 million and $1.7 million, respectively

Stock-based compensation

Stock plans

Following the IPO, the Company maintains two equity incentive plans: the Gemini Space Station, Inc. 2025 Omnibus Incentive Plan (the “Equity Plan”) and the Gemini Space Station, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”).

The Equity Plan

The Equity Plan provides for the granting of stock options, RSUs, and restricted stock awards (“RSAs”). The number of shares available for grant and issuance under the Equity Plan will be automatically increased on January 1st of each of the first 10 fiscal years during the term of the Equity Plan by the lesser of (a) 5% of the total number of shares of all classes of the Company’s common stock issued and outstanding on each December 31st immediately prior to the date of increase or (b) such number of shares determined by the Board or the compensation committee of the Board.

ESPP

The ESPP allows eligible employees the option to purchase shares of the Company’s Class A common stock at a 15% discount through accumulated payroll deductions over 6-month offering periods commencing on each June 1 and December 1 period, subject to an annual statutory limitation of $25,000 per year. The purchase price is equal to 85% of the fair market value of the Company's common stock on the first date of an offering or the date of purchase, whichever is lower. The number of shares available for grant and issuance under the ESPP will be automatically increased on January 1st of each of the first 10 fiscal years during the term of the ESPP by the lesser of (a) 1% of the total number of shares of all classes of the Company’s common stock outstanding on each December 31st immediately prior to the date of increase, (b) 1,500,000 shares of common stock, or (c) such number of shares determined by the Board or the compensation committee of the Board.

Types of Awards

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock options

The Company grants non-qualified stock options (“NSOs”) with contractual periods of up to 10 years and at prices determined by the Board. NSOs were granted to certain executives of the Company. The exercise price of an option shall not be less than 100% of the estimated fair value of the underlying shares on the date of the grant.

Stock options vest upon the satisfaction of service-based and performance-based conditions. The performance condition is based on the achievement of specified Company stock-price targets during a seven-year performance period. Each award is divided into four tranches that vest upon the achievement of the corresponding stock-price targets. The service-based condition is satisfied as to 50% of the award upon continued service through August 15, 2028, and as to the remaining 50% upon continued service through August 15, 2030. If the applicable stock-price targets are not achieved within the performance period, the unearned portion of the award is forfeited. Upon certain qualifying terminations of employment or a change in control, service-based vesting may accelerate and/or vesting may occur on a prorated or interpolated basis in accordance with the award agreement. Upon vesting, one share of Class A common stock is issued from the Company’s authorized shares under the Equity Plan for each stock option.

RSUs

The Company grants RSUs to certain of its employees, directors, and consultants that vest upon the satisfaction of service-based condition. In general, RSUs vest over a service period of four years, with 25% vesting on the first anniversary of the vesting commencement date and 75% vesting in consecutive monthly or quarterly installments over the remaining three-year period. Upon vesting, one share of Class A common stock is issued from the Company’s authorized shares under the Equity Plan for each RSU. Participants are entitled to dividends and voting rights only upon vesting.

Restricted Stock Awards (“RSAs”)

The Company may issue shares of restricted Class A common stock to its employees, directors, and consultants. Participants are entitled to dividends and voting rights only upon issuance. Vesting of RSAs is dependent on the satisfaction of a service-based condition or performance condition. The Company has the right to repurchase shares at par value when the vesting condition is not satisfied.

Valuation of Awards

The Company estimates the fair value of RSUs and RSAs based on the fair value of the Company’s Class A common stock on the date of grant, which is the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date.

The Company estimates the fair value of stock options with only service-based conditions and purchase rights under the ESPP on the date of grant using the Black-Scholes-Merton Option-Pricing Model. The model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock price, expected life of the option, risk-free interest rate, and expected dividend yield, which are calculated as follows:

•The fair value of the underlying stock is the fair value of the Company’s common stock on the date of grant, which is the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the grant date.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

•The expected stock price volatility assumption for the Company’s stock is determined by using a weighted average of the historical stock price volatility of comparable companies from a representative peer group, as sufficient trading history for the Company’s common stock is not available.
•The Company uses historical exercise information and contractual terms of options to estimate the expected term.
•The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury zero coupon bonds with terms consistent with the expected term of the award at the time of grant.
•The expected dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

The Company determines the fair value of performance awards subject to a market condition using a Monte Carlo Simulation Model (a binomial lattice-based valuation model). The Monte Carlo Simulation Model uses multiple input variables to determine the probability of satisfying the market condition requirements. The fair values of the awards are not subject to change based on future market conditions.

Expense Attribution

Stock-based compensation expense for RSUs, RSAs, and stock options with only service-based conditions, and purchase rights under the ESPP, is recorded on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures of awards as they occur, with previously recognized compensation reversed in the period that the awards are forfeited.

The Company uses the accelerated attribution method to recognize expense over the requisite service period for performance awards, or tranches thereof, subject to a market condition. Once the associated market condition becomes probable of being achieved, stock-based compensation expense is recognized according to the market-based fair value measured on the grant date, subject to continued service over the period. This expense is recognized regardless of whether or not the market condition is ultimately satisfied.

Historical Awards

Common Units

Prior to the IPO, the Company issued three classes of common units (collectively referred to as the "Common Units") including basic common units (the "Basic Common Units"), catch up common units (the "Catch Up Common Units"), and capital common units A (the "Capital Common A Units"). The Company entered into profits interest compensation arrangements with employees and non-employees settled in the form of Basic Common Units and Catch Up Common Units of Gemini Astronaut Corps, LLC (the “Incentive Units”). Gemini Astronaut Corps, LLC was formed for the sole purpose of holding Basic Common Units and Catch Up Common Units of the Company. Each Incentive Unit awarded to a recipient directly corresponded to a Basic Common Unit or Catch Up Common Units of the Company that was held by Gemini Astronaut Corps, LLC, such that recipients indirectly received Common Units of the Company as awards.

The Incentive Units of Gemini Astronaut Corps, LLC and the corresponding Common Units of the Company were profits interests of Gemini Astronaut Corps, LLC and the Company, respectively.

The Company also issued phantom awards (the "Original Phantom Units") to certain employees. The vested Original Phantom Units entitled the recipients to receive equivalent cash payment when and if payments were made to Incentive Units. Upon certain separation events, vested Original Phantom Units are repurchased from recipients by the Company with cash, based on the fair value of Incentive Units as of the repurchase date. The Original Phantom Units were accounted for as a liability under ASC 710, Compensation, as they were not legal form equity and they did not provide recipients with the ability to retain residual interests upon vesting after termination.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Beginning in 2024, the Company granted phantom awards (the “Phantom Units”) with adjusted terms such that upon a termination event without cause, the Company would not repurchase with cash the vested Phantom Units. Instead, the recipient would retain the Phantom Units until a change in control event. As the repurchase event was not probable to occur as of the reporting date, the Phantom Units were treated as equity classified under ASC 718, Stock-Based Compensation.

Phantom Unit awards and certain Incentive Unit ("Service-Based Incentive Unit") awards vested solely according to service-based conditions. The service-based vesting condition was typically met over a four-year period, with 25% vesting on the first anniversary of the vesting commencement date and 75% vesting in consecutive monthly installments over the remaining three-year period. As the awards vested solely on service-based vesting conditions, the Company had elected to recognize expense using the straight-line method over the entire requisite service period of each individual grant.

The Original Phantom Units typically vested in a similar manner to the Phantom Units described above, however, under ASC 710, the Company recognized compensation expense associated with the Original Phantom Units based on their estimated present value. The expense was recorded straight-line over the service period of the award. The outstanding Original Phantom Unit liability was remeasured at each reporting period until the date on which the units are cash settled or repurchased.

Certain awards granted in 2020, for up to 1,300,000 Incentive Units, (the "Performance-Based Incentive Units") vested on the basis of achieving certain performance metrics relating to the gross monthly merchandise volume (“GMV”) of Nifty Gateway, LLC, a consolidated subsidiary, over a specified period, in addition to continuous service throughout such period. For these awards, recognition was performed using the accelerated attribution method, such that each individual vesting tranche was recognized over the requisite service period for that specific tranche. Recognition of expense for performance-based awards occurred to the extent the performance conditions were probable of being met, or had been met, as of each reporting date.

In January 2022, the Company entered into two asset acquisitions for which the Company granted sellers common stock units ("Service-Based Common Units") which vested solely according to service-based conditions for key employees. The number of Service-Based Common Units issued to sellers was based on the continued employment of certain key employees. The service-based vesting condition was met over a two year service period with 50% vesting on the first anniversary of the grant date and the remaining vesting at the end of the service period. The Company had elected to recognize expense using the straight-line method over the entire requisite service period of the grant.

Upon completion of the IPO in September 2025, all outstanding shares of Common Units were converted into 9.8 million shares of Class A common stock and 4.6 million shares of Class B common stock.

The Company has elected to account for the effects of all stock-based compensation forfeitures of awards at the time the forfeitures occur.

Stock-based compensation expense relating to Incentive Units, Service-Based Common Units, Phantom Units, stock options, RSUs and RSAs is included in Salaries and compensation on the condensed consolidated statements of operations and comprehensive loss. Bonus expense relating to Original Phantom Units is included in Salaries and compensation on the condensed consolidated statements of operations and comprehensive loss. Refer to the Note 18. Stock-Based Compensation for further details.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Income taxes

Prior to the IPO, the Company was a limited liability company treated as a partnership for U.S. federal and state income tax purposes. Accordingly, taxable income or loss was passed through to the Company’s members. As such, no recognition of income taxes for the Company has been provided for in the accompanying condensed consolidated financial statements prior to the IPO, with an exception for certain U.S. domestic corporations and certain foreign operations, as discussed below. Uncertain tax positions, if any, taken by the members are not uncertain positions of the Company.

The Company has wholly owned U.S. subsidiaries, including Gemini Intergalactic, LLC (“Intergalactic”) and others, that made an election to be taxed as an association taxable as a corporation for U.S. income tax purposes. Intergalactic, similar corporations, and certain wholly owned controlled foreign corporations (“CFCs”) owned by Intergalactic, follow the guidance of FASB ASC Topic 740, Income Taxes (“ASC 740”) for income tax purposes. In addition, any other U.S. C Corporations held by the Company also follow the same ASC 740 guidance (collectively, “Income Taxed Affiliates”). Prior to the IPO, the respective Income Taxed Affiliates record standalone tax provisions for the anticipated tax consequences of the reported results of operations.

Subsequent to the IPO, the Company is a corporation for U.S. federal and state income tax purposes. Accordingly, recognition of income taxes for the Company has been provided for in the accompanying condensed consolidated financial statements subsequent to the IPO.

Net loss per share

The Company computes net loss per share using the two-class method required for participating securities and multiple classes of common stock. The two-class method requires income available to common stockholders for the period to be allocated between shares of common stock and participating securities based upon their respective rights to receive distributions as if all income for the period had been distributed. Prior to the IPO, the Company’s convertible preferred units and vested Incentive Units were deemed participating securities. Post IPO, the Company has not issued any instruments that are deemed participating securities.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of certain service-based stock-based awards granted in certain acquisitions, conversion of the convertible preferred units, and conversion of the convertible notes prior to the IPO and stock-based awards granted post the IPO.

Net loss per share calculations for all periods prior to the IPO have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the IPO to effect the reclassification of the pre-IPO Common Units into the post-IPO Class A common stock and Class B common stock. Subsequent to the IPO, net loss per share was calculated based on the weighted average number of common stock then outstanding.

Recent accounting pronouncements
Accounting pronouncements pending adoption
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires that entities disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted effective for fiscal years beginning January 1, 2024. The Company is currently evaluating the

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

impact of adopting the standard.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Final Standard on Disaggregation of Income Statement Expenses (“ASU 2024-03”). The new guidance requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The amendments in ASU 2024-03 are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting the standard.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). The new guidance allows entities to use the practical expedient to estimate expected credit losses. The new standard is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 eliminates the old project-stage model for capitalizing internal-use software costs and instead requires capitalization only when management has authorized and committed funding and it is probable the project will be completed and used for its intended purpose. Costs are expensed when significant development uncertainty exists. The new standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In September 2025, the FASB issued Accounting Standards Update No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract ("ASU 2025-07"). ASU 2025-07 refines the scope of derivative accounting under Derivatives and Hedging (Topic 815) by narrowing when contracts with features based on a party’s operations or activities qualify as derivatives, and clarifies that share-based noncash consideration from a customer in a revenue contract is accounted under Revenue from Contracts with Customers (Topic 606) rather than as a derivative. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

3. Revenue

The Company determines revenue recognition from contracts with customers in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606").

The following table presents revenue of the Company disaggregated by revenue source and ASC 606 applicability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue
Transaction revenue
Exchange	$25,152	$14,023	$68,922	$64,868
OTC	1,065	519	1,805	1,149
Other transaction revenue	120	34	583	846
Total transaction revenue	26,337	14,576	71,310	66,863

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Services revenue
Credit card revenue	8,532	2,617	17,162	7,597
Staking revenue	5,883	3,101	11,679	8,198
Advisory fee revenue	2,098	—	2,098	—
Custodial fee revenue	2,825	1,609	6,564	5,117
Other services revenue	592	—	592	—
Total services revenue	19,930	7,327	38,095	20,912
Total net revenue from contracts with customers	46,267	21,903	109,405	87,775

Other revenue
Other	118	90	309	235
Total other revenue	118	90	309	235

Revenue not from contracts with customers(1)
Interest income	3,508	2,453	8,284	10,105
Corporate interest	725	96	1,231	750
Total revenue not from contracts with customers	4,233	2,549	9,515	10,855
Total revenue	$50,618	$24,542	$119,229	$98,865
__________________
(1) Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606. Interest income is included within Net revenue and corporate interest is included within Other revenue, respectively, on the condensed consolidated statements of operations and comprehensive loss.

Contract liabilities

Under ASC 606, Revenue from Contracts with Customers, the Company has a contract liability related to non-cash warrant consideration received in advance of satisfying the related performance obligation for advisory services and are included in Other current liabilities on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company recognized $2.1 million of revenue related to contract liabilities. Contact liabilities were first recognized during the three months ended September 30, 2025, in connection with new customer arrangements with advance consideration.

Contract asset

The Company has a contract asset, representing the unvested portion of the warrants, which is reflected as a warrant receivable within Other non-current assets on the condensed consolidated balance sheets. Refer to Note 8. Prepaid Expenses and Other Current Assets.

Revenue by geographic location

    The following table presents revenue of the Company disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$43,072	$20,587	$100,587	$81,685
International(1)	7,546	3,955	18,642	17,180
Total revenue(2)	$50,618	$24,542	$119,229	$98,865
__________________
(1) No country, outside the U.S., accounted for more than 10% of Total revenue.
(2) Total revenue includes $4.2 million and $9.5 million for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $10.9 million for the three and nine months ended September 30, 2024, respectively, that is not recognized within the scope of ASC 606, Revenue from Contracts with Customers, as outlined above.

4. Accounts Receivable, Net

Accounts receivable, net of allowance consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Credit card receivables(1)(2)	$82,709	$65,821
Retail receivables	10,024	4,402
Custodial fees receivable	2,364	1,608
Staking fees receivable	1,213	936
Other fees receivable	3,602	2,869
Allowance for transaction losses	(15,697)	(10,268)
Total accounts receivable, net of allowance	$84,215	$65,368
__________________
(1) Credit card receivables includes $1.5 million and $1.8 million of in-transit receivables as of September 30, 2025 and December 31, 2024, respectively.
(2) Includes $0.4 million and $0.3 million of accrued interest receivable, net as of September 30, 2025 and December 31, 2024, respectively.

Allowance for transaction losses consisted of the following for the three and nine months ended September 30, 2025 (in thousands):

Three Months Ended September 30, 2025	Credit card receivables	Retail receivables	Staking fees receivable	Other fees receivable	Total(1)
Beginning balance	$6,969	$5,139	$—	$196	$12,304
Provision for losses	2,843	3,263	189	1,398	7,693
Write-offs(1)	(1,141)	(1,376)	(189)	(1,594)	(4,300)
Ending balance	$8,671	$7,026	$—	$—	$15,697

Nine Months Ended September 30, 2025	Credit card receivables	Retail receivables	Staking fees receivable	Other fees receivable	Total(1)
Beginning balance	$6,563	$3,780	$—	$(75)	$10,268
Provision for losses	7,073	6,151	354	1,798	15,376
Write-offs(1)	(4,965)	(2,905)	(354)	(1,723)	(9,947)
Ending balance	$8,671	$7,026	$—	$—	$15,697
__________________
(1) Credit card receivable write-offs include $0.1 million and $0.4 million related to accrued interest receivable for the three and nine months ended September 30, 2025, respectively.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Allowance for transaction losses consisted of the following for the three and nine months ended September 30, 2024 (in thousands):

Three Months Ended September 30, 2024	Credit card receivables	Retail receivables	Other fees receivable	Total(1)
Beginning balance	$6,102	$6,532	$(33)	$12,601
Provision for losses	3,422	1,244	61	4,727
Write-offs(1)	(3,365)	(3,411)	49	(6,727)
Ending balance	$6,159	$4,365	$77	$10,601

Nine Months Ended September 30, 2024	Credit card receivables	Retail receivables	Other fees receivable	Total(1)
Beginning balance	$4,251	$15,988	$34	$20,273
Provision for losses	10,261	6,093	250	16,604
Write-offs(1)	(8,353)	(17,716)	(207)	(26,276)
Ending balance	$6,159	$4,365	$77	$10,601
__________________
(1) Credit card receivable write-offs include $0.1 million and $0.4 million related to accrued interest receivable for the three and nine months ended September 30, 2024, respectively.

For all accounts receivable, the Company will evaluate and write-off unsecured balances at each reporting date when they are outstanding for over 180 days or when the balance is otherwise deemed to be uncollectible. The provision for transaction losses is recorded in Transaction losses on the condensed consolidated statements of operations and comprehensive loss.

In considering credit quality of the credit card receivable portfolio, 92.2% and 89.2% of the Company's receivables were current and less than 30 days past due as of September 30, 2025 and December 31, 2024, respectively.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$362,357	$—	$—	$362,357
Restricted cash equivalents:
Money market funds	1,658	—	—	1,658
Crypto assets held:
Bitcoin	604,746	—	—	604,746
Ether	46,164	—	—	46,164
Other crypto assets	—	24,053	—	24,053
Receivable, crypto assets pledged:
Bitcoin	—	93,296	—	93,296
Ether	—	86,883	—	86,883
Accounts receivable, net:
Derivative assets(1)	—	385	—	385
Prepaid expenses and other current assets:
Equity securities	1,382	—	—	1,382
Crypto asset options	—	684	—	684
Other non-current assets:
Warrants	—	—	1,659	1,659
Total assets	$1,016,307	$205,301	$1,659	$1,223,267
Liabilities
Related party loans:
Derivative liabilities (1)	$—	$487,053	$—	$487,053
Other current liabilities:
Crypto asset collateral payable	—	21,282	—	21,282
Crypto asset options	—	685	—	685
Crypto asset futures	—	189	—	189
Total liabilities	$—	$509,209	$—	$509,209
__________________
(1) Excludes the related host contracts which are not measured and recorded at fair value as of September 30, 2025 and are disclosed in the table below.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash equivalents:
Money market funds	$1,607	$—	$—	$1,607
Crypto assets held:
Bitcoin	412,115	—	—	412,115
Ether	17,562	—	—	17,562
Other crypto assets	—	40,424	—	40,424
Receivable, crypto assets pledged:
Bitcoin	—	86,708	—	86,708
Ether	—	81,592	—	81,592
Accounts receivable, net:
Derivative assets(1)	—	307	—	307
Prepaid expenses and other current assets:
Crypto asset collateral held	—	15,275	—	15,275
Equity securities	219	—	—	219
Corporate bonds	—	774	—	774
Crypto asset options	—	6,354	—	6,354
Total assets	$431,503	$231,434	$—	$662,937
Liabilities
Related party loans:
Derivative liabilities (1)	$—	$413,700	$—	$413,700
Related party convertible notes:
Convertible notes	—	—	248,783	248,783
Other current liabilities:
Crypto asset collateral payable	—	15,275	—	15,275
Crypto asset options	—	6,371	—	6,371
Crypto asset futures	—	1,249	—	1,249
Total liabilities	$—	$436,595	$248,783	$685,378
__________________
(1) Excludes the related host contracts which are not measured and recorded at fair value as of December 31, 2024 and are disclosed in the table below.

Refer to Note 2. Summary of Significant Accounting Policies for further details on the valuation methods and significant inputs of the Level 2 and Level 3 assets and liabilities identified in the Company's audited annual consolidated financial statements for the year ended December 31, 2024.

During the nine months ended September 30, 2025 and 2024, the Company did not make any transfers in or out of the levels of the fair value hierarchy.

The following table is a roll-forward of Level 3 investments measured and recorded at fair value on a recurring basis (in thousands):

Level 3 Investments - Warrants

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$—	$—	$—	$—
Additions	4,345	—	4,345	—
Unrealized loss attributable to change in fair value	(2,686)	—	(2,686)	—
Ending balance	$1,659	$—	$1,659	$—

Level 3 Investments - Convertible Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance related party convertible notes	$273,454	$222,175	$248,783	$134,928
Additions	3,375	4,022	11,309	81,076
OCI - Change in fair value attributable to instrument-specific credit risk	—	1,067	(874)	(2,261)
Unrealized loss attributable to change in fair value	8,178	9,775	25,789	23,296
Conversion of convertible notes to common stock in connection with IPO	(285,007)	—	(285,007)	—
Ending balance related party convertible notes	$—	$237,039	$—	$237,039

Level 3 Investments - Term Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Beginning balance related party term loans	$514,868	$—	$237,209	$—
Additions	44,703	—	230,439	—
OCI - Change in fair value attributable to instrument-specific credit risk	—	—	(2,397)	—
Unrealized loss attributable to change in fair value	24,989	—	119,309	—
Conversion of related party term loans to common stock in connection with IPO	(584,560)	—	(584,560)	—
Ending balance related party term loans	$—	$—	$—	$—
__________________
(1) In 2024, the 2024 Term Loan was not yet amended to include a conversion option and was classified as a Level 2 investment.

The Company fair values its convertible notes and convertible term loans utilizing a scenario-based approach that considers various conversion and repayment scenarios, along with a discounted cash flow analysis, which is used to determine the value of an investment today based on projections of future cash flows. The significant input utilized in the discounted cash flow analysis included the discount rate which ranged from 19.5% - 21.7% for both the three and nine months ended September 30, 2025 and 2024.

Convertible notes and related party term loans outstanding prior to the IPO converted to equity and are no longer included in Level 3 investments as of September 30, 2025.

Assets and liabilities measured and recorded at fair value on a non-recurring basis

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s non-financial assets and liabilities, such as intangible assets, software, property and equipment, and lease right-of-use assets, are adjusted to fair value on a non-recurring basis when an impairment charge is recognized. The fair value used in assessing an impairment for these assets are largely based on Level 2 or Level 3 inputs.

The Company’s strategic investments are also measured at fair value on a non-recurring basis. Such fair value measurements are based predominantly on Level 3 inputs such as the recent transaction price involving the same or similar investment, and are adjusted as necessary to reflect relevant market conditions and investment-specific factors. Refer to Note 8. Prepaid Expenses and Other Assets for additional information.

Financial assets and liabilities not measured and recorded at fair value

The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and not required to be carried at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$487,462	$—	$—	$487,462
Restricted cash and cash equivalents	86,073	—	—	86,073
Customer custodial funds	532,804	—	—	532,804
Accounts receivable, net(2)	9,793	—	74,037	83,830
Total assets	$1,116,132	$—	$74,037	$1,190,169

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customer	$532,676	$—	$—	$532,676
Third party loans	—	192,507	—	192,507
Related party loans(2)	—	290,226	—	290,226
Funding debt	—	49,204	—	49,204
Total liabilities	$532,676	$531,937	$—	$1,064,613

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$42,847	$—	$—	$42,847
Restricted cash and cash equivalents	26,776	—	—	26,776
Customer custodial funds	575,628	—	—	575,628
Accounts receivable, net(2)	5,802	—	59,259	65,061
Total Assets	$651,053	$—	$59,259	$710,312

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customer	$574,080	$—	$—	$574,080
Third party loans	—	117,612	—	117,612
Related party loans(2)	—	385,671	—	385,671
Total liabilities	$574,080	$503,283	$—	$1,077,363
__________________
(1) The total carrying value is equal to the total estimated fair value for all financial assets and liabilities.
(2) Excludes the embedded derivatives which are measured and recorded at fair value as of September 30, 2025 and December 31, 2024 and are disclosed in the table above.

The carrying values of financial assets and liabilities equal or approximate fair value because they are short-term in duration, have no defined maturity or have a floating interest rate.

The Company determined credit card receivables to be Level 3 assets. While credit card receivables are short term in duration similar to above, the Company applied the current expected loss model to determine the value of receivables and therefore Level 3 classification is appropriate.

6. Derivatives

The following table summarizes the balance sheet impact of crypto asset options and futures not designated as hedges and measured at fair value as of September 30, 2025 (in thousands):

	September 30, 2025
	Gross Notional(1)	Assets	Liabilities
Crypto asset options	$88,418	$684	$(685)
Crypto asset futures	29,825	—	(189)
Total		$684	$(874)
__________________
(1) Gross notional amounts represent the U.S. Dollar denominated size of the underlying asset for the derivative instrument. They do not accurately reflect the Company's economic exposure as they do not reflect the Company's long and short derivative positions.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the balance sheet impact of crypto asset options and futures not designated as hedges and measured at fair value as of December 31, 2024 (in thousands):

	December 31, 2024
	Gross Notional(1)	Assets	Liabilities
Crypto asset options	$229,546	$6,354	$(6,371)
Crypto asset futures	11,671	—	(1,249)
Total		$6,354	$(7,620)
__________________
(1) Gross notional amounts represent the U.S. Dollar denominated size of the underlying asset for the derivative instrument. They do not accurately reflect the Company's economic exposure as they do not reflect the Company's long and short derivative positions.

Please refer to Note 5. Fair Value Measurements for fair value details on embedded derivatives. During the three and nine months ended September 30, 2025, the change in fair value of the embedded derivatives increased by $0.3 million and increased by $0.1 million, respectively. During the three and nine months ended September 30, 2024, the change in fair value of the embedded derivatives decreased by $0.2 million and increased by $0.8 million, respectively.

Gain (loss) on changes in the fair value of options and futures recorded in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative assets
Crypto asset options	(53,152)	89,230	(69,998)	(53,262)
Crypto asset futures	—	25,071	—	(16,691)
Total	$(53,152)	$114,301	$(69,998)	$(69,953)

Derivative liabilities
Crypto asset options	$53,711	$(93,711)	$70,886	$56,420
Crypto asset futures	(200)	(23,078)	(1,449)	15,210
Total	$53,511	$(116,789)	$69,437	$71,630

The below table represents the breakdown of crypto asset collateral associated with derivative positions (in thousands):

	September 30, 2025	December 31, 2024
Crypto assets held as collateral meeting the recognition criteria	$21,268	$15,275
Crypto assets held as collateral not meeting the recognition criteria	$—	$4,875
Crypto assets pledged as collateral not meeting the derecognition criteria	$7,978	$4,616

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Crypto Assets Held

The following table presents a summary of the crypto assets held at fair value by the Company (in thousands except for units):

	September 30, 2025
	Units	Cost Basis	Fair Value
Bitcoin	5,302	$263,746	$604,746
Ether	11,134	46,347	46,164
Other crypto assets	nm(1)	11,750	24,053
Total		$321,843	$674,963
__________________
(1) not meaningful

	December 31, 2024
	Units	Cost Basis	Fair Value
Bitcoin	4,414	$117,005	$412,115
Ether	5,301	17,009	17,562
Other crypto assets	nm(1)	8,200	40,424
Total		$142,214	$470,101
__________________
(1) not meaningful

The following table is a fair value roll-forward of the Company's crypto assets held at fair value (in thousands):

	Bitcoin	Ether	Other	Total
Crypto assets held at December 31, 2023	$295,320	$25,718	$6,828	$327,866
Addition of crypto assets(1)	431,487	299,660	11,887	743,034
Disposition of crypto assets(1)	(608,225)	(327,979)	(9,428)	(945,632)
Realized gain on crypto assets(2)	149,878	26,555	1,095	177,528
Realized loss on crypto assets	(610)	(545)	(609)	(1,764)
Unrealized gain (loss) on crypto assets(3)	144,265	(5,847)	30,651	169,069
Crypto assets held at December 31, 2024	$412,115	$17,562	$40,424	$470,101
Addition of crypto assets(4)(5)	519,334	305,186	24,346	848,866
Disposition of crypto assets(4)(5)	(412,454)	(293,544)	(24,694)	(730,692)
Realized gain on crypto assets(2)	47,671	29,188	4,390	81,249
Realized loss on crypto assets	(7,562)	(11,482)	(1,050)	(20,094)
Unrealized gain (loss) on crypto assets(3)	45,642	(746)	(19,363)	25,533
Crypto assets held at September 30, 2025	$604,746	$46,164	$24,053	$674,963
__________________
(1) Includes acquisitions of 2,715 Bitcoin and 68,996 Ether totaling $384.3 million and dispositions of 1,879 Bitcoin and 56,766 Ether totaling $275.1 million to manage collateral obligation under its loan agreements as of December 31, 2024. Refer to Note 2. Summary of Significant Accounting Policies in the Company's audited annual consolidated financial statements for further details.
(2) Excludes realized gain on Receivable, crypto assets pledged of $44.5 million and $135.8 million as of September 30, 2025 and December 31, 2024, respectively.
(3) Excludes unrealized loss on Receivable, crypto assets pledged of $13.5 million and $17.8 million as of September 30, 2025 and December 31, 2024, respectively.
(4) Includes acquisitions of 616 Bitcoin and 65,361 Ether totaling $238.5 million and dispositions of 505 Bitcoin and 61,696 Ether totaling $192.4 million to manage collateral obligation under its loan agreements as of September 30, 2025. Refer to Note 2. Summary of Significant Accounting Policies in the Company's audited annual consolidated financial statements for further details.
(5) Beginning in the third quarter of 2025, the Company began using certain customer collateral received under its rehypothecation rights. As a result, these assets are now presented in Crypto assets held on the condensed consolidated balance sheets.. In prior periods, these assets were included in Prepaid expenses and other current assets on the condensed consolidated balance sheets. Included in acquisitions is 132 Bitcoin totaling $15.1 million and in dispositions 5 Bitcoin and 1 Ether totaling $0.8 million related to customer collateral received under rehypothecation rights as of September 30, 2025.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company acquires crypto assets primarily through related party loans, revenue denominated in crypto assets, and purchases of crypto assets. The Company disposes of crypto assets through payments of principal and interest on crypto loans, sales of crypto assets and payments for operating expenses.

As part of normal course of business the Company uses crypto assets as investments to fund operating activities and in reserve to satisfy regulatory requirements for certain subsidiaries relating to liquidity coverage and capital needs in relation to customer balances. The cost basis used to calculate gains and losses of crypto assets is the original cost at the time of addition, utilizing the first-in-first-out ("FIFO") method.

Certain subsidiaries of the Company engage with insurance providers to obtain surety bonds necessary for money transmitter licenses. The Company designates 840 bitcoin to the insurance providers to satisfy a collateral requirement that is reassessed on an annual basis.

Included in the Company's Crypto assets held on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, are 2,811 bitcoin and 3,116 bitcoin, respectively, with a fair value of $320.6 million and $290.9 million, respectively. These assets are restricted in use under the terms of certain related party crypto asset loan agreements and are designated and maintained to meet regulatory capital requirements. The restrictions remain in effect while the related party crypto asset loan agreements are outstanding, and may lapse upon repayment or termination of the loans, or other contractual modifications. This bitcoin is included in the Company's crypto asset loan with a December 29, 2022, draw date as described in Note 13. Related Party Loans and Convertible Notes.

In addition, included in the Company's Crypto assets held on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, are 1,275 bitcoin and 0 bitcoin, respectively, with a fair value of $145.4 million and $0, respectively. These assets are restricted in use under the terms of certain third party crypto asset loan agreements and are designated and maintained to meet agreed upon collateral requirements. The Company retains control as the counterparty is not permitted to sell, pledge, rehypothecate, or otherwise use the assets. Accordingly, these crypto assets continue to be recognized in Crypto assets held.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets
Crypto asset collateral held	$—	$15,275
Prepaid expenses	8,923	7,232
Equity securities	1,382	219
Derivative assets	684	6,354
Other	15,892	8,054
Total prepaid expenses and other current assets	$26,881	$37,134

Other non-current assets
Lease right-of-use assets	$16,419	$14,512
Strategic investments	9,568	10,638
Warrant derivative(1)	1,659	—
Warrant receivable(2)	6,493	—
Other	1,735	1,722
Total other non-current assets	$35,874	$26,872
__________________
(1) Warrant derivative represents the vested warrants received in connection with an advisory agreement. The vested warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and are subject to fair value adjustments. Refer to Note 5. Fair Value Measurements.

(2) The warrant receivable represents a contract asset initially measured at fair value of $10.8 million. As of September 30, 2025, $4.3 million had vested, resulting in a remaining contract asset of $6.5 million.

Measurement alternative investments

The Company accounts for investments under the measurement alternative method whereby they are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. The changes in the carrying value of strategic investments accounted for under the measurement alternative are presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Carrying amount, beginning balance	$10,638	$11,708
Net reductions(1)	(1,131)	(580)
Upward adjustments	61	73
Impairments and downward adjustments	—	(122)
Carrying amount, ending balance	$9,568	$11,079
__________________
(1) Includes additions from purchases, reductions due to exits of securities and reclassifications due to changes to capital structure.

Cumulative upward adjustments for strategic investments held were $4.5 million as of both September 30, 2025 and December 31, 2024. Cumulative impairments and downward adjustments were $1.2 million as of both September 30, 2025 and December 31, 2024. Upward adjustments, impairments, and downward adjustments are included in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Software, Property and Equipment, Net

Software, property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Software	$47,006	$43,821
Leasehold improvements	12,439	12,652
Furniture and fixtures	3,587	3,303
Computers and other equipment	3,092	2,584
Total	66,124	62,360
Accumulated amortization and depreciation	(51,306)	(45,208)
Software, property and equipment, net	$14,818	$17,152

Depreciation expense attributable to software, property, and equipment was $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense attributable to software, property, and equipment was $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense attributable to software, property, and equipment is reflected in General and administrative on the condensed consolidated statements of operations and comprehensive loss. Amortization expense attributable to software, property and equipment was $1.7 million and $5.1 million for the three and nine months ended September 30, 2025, respectively. Amortization expense attributable to software, property and equipment was $2.1 million and $6.2 million for the three and nine months ended September 30, 2024, respectively. Amortization expense attributable to software, property, equipment is reflected in Technology, on the condensed consolidated statements of operations and comprehensive loss. Total additions to software were $3.5 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Substantially all software, property and equipment was located and utilized within the United States as of September 30, 2025 and December 31, 2024.

10. Intangible Assets, Net
Intangible assets consisted of the following as of September 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Amortizing intangible assets
Patents	$178,005	$(45,490)	$132,515
Developed technology	50,781	(38,377)	12,404
Customer relationships	1,250	(937)	313
Assembled workforce	669	(536)	133
	$230,705	$(85,340)	$145,365

Amortization expense of intangible assets was $5.6 million and $16.8 million for the three and nine months ended September 30, 2025, respectively.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Intangible assets consisted of the following as of December 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net

Amortizing intangible assets
Patents	$178,005	$(36,590)	$141,415
Developed technology	50,781	(30,779)	20,002
Customer relationships	1,250	(750)	500
Assembled workforce	670	(444)	226
	$230,706	$(68,563)	$162,143

Amortization expense of intangible assets was $5.6 million and $17.2 million for the three and nine months ended September 30, 2024, respectively.

The expected future amortization expense for intangible assets as of September 30, 2025 is as follows (in thousands):

September 30, 2025
Remaining 2025	$5,585
2026	22,124
2027	11,867
2028	11,867
2029	11,867
Thereafter	82,055
Total expected future amortization expense	$145,365

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses:
Accrued expenses	$63,636	$29,711
Accrued loss contingencies(1)	1,031	6,083
Accrued salaries and benefits	2,912	3,113
Total accrued expenses	67,579	38,907

Other current liabilities:
Crypto asset collateral payable	21,282	15,275
Derivative liabilities	873	7,620
Current lease liabilities	5,594	4,737
Commissions to NFT artists payable	1,665	1,896
Other current liabilities	1,946	1,513
Deferred tax liabilities	—	7,407
Unearned advisory fee revenue	8,741	—
Total other current liabilities	40,101	38,448
Total accrued expenses and other current liabilities	$107,680	$77,355
__________________
(1) Refer to Note 21. Commitments and Contingencies for additional information.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Leases

    The Company has operating leases for office facilities with remaining terms of 0 to 9 years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term as the Company is not reasonably certain to exercise the renewals.

The Company recognized lease expense in General and administrative on the condensed consolidated statements of operations and comprehensive loss. The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,281	$966	$3,581	$3,016
Short-term lease expense	128	66	264	572
Total lease expense	$1,409	$1,032	$3,845	$3,588

Other information related to the Company's operating leases was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.6	5.0
Weighted-average discount rate	6.1%	6.0%

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

Remaining 2025	$1,626
2026	7,133
2027	7,161
2028	6,657
2029	3,655
Thereafter	2,975
Total undiscounted lease payments	29,207
Less: imputed interest	(3,663)
Total lease liabilities	$25,544

On July 15, 2025, the Company entered into a 60 month lease agreement for 2,742 square feet of office space in London, United Kingdom which commenced on July 15, 2025. The term of the lease expires on July 14, 2030 and requires monthly base payments of $34,481, with a total present value of lease payments of $1.6 million and a discount rate of 6.9%. At lease commencement, the Company recognized a right-of-use asset of $1.3 million and a corresponding lease liability. The lease is classified as an operating lease under FASB ASC Topic 842, Leases (“ASC 842”).

On May 1, 2025, the Company entered into an operating lease for office space in Miami, Florida, with a non-cancelable term of 66 months. The agreement does not include any options to purchase or renew the lease. The lease provides for a 5-month rent-free period and monthly lease payments ranging from $51,567 - $59,773 thereafter, with a total present value of lease payments of $2.8 million and a discount rate of 6.8%. At lease commencement, the Company recognized a right-of-use asset of $2.7 million and a corresponding lease liability. The lease is classified as an operating lease under FASB ASC Topic 842, Leases (“ASC 842”).

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On August 25, 2023, the Company entered into a sublease agreement for the office space in New York City. As a result, the Company recorded sublease income of $0.5 million and $1.6 million for the three and nine months ended September 30, 2025, respectively. The Company recorded sublease income of $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively Sublease income is reflected in Other income (expense), net within the condensed consolidated statements of operations and comprehensive loss. Of the sublease income earned, $1.0 million and $1.3 million, respectively, was recorded within Accounts receivable, net on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

The Company entered into a five year sublease agreement for the office space in Chicago which commenced on November 1, 2022. As a result, the Company recorded sublease income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. The Company recorded sublease income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. Sublease income is reflected in Other income (expense), net, within the condensed consolidated statements of operations and comprehensive loss.

13. Related Party Loans and Convertible Notes
The Company regularly enters into lending agreements with Winklevoss Capital Fund, LLC ("WCF"), a related party through common ownership, in order to finance operations, maintain regulatory capital levels in subsidiaries, and fund capital expenditures to grow the business. The Company primarily conducts lending activities with WCF using bitcoin or ether as the loaned instrument or as collateral for USD loans.

Crypto asset loans

The Company entered into several crypto lending agreements with WCF during the nine months ended September 30, 2025 and 2024. All principal loan amounts have no stated maturity date but are callable upon written notice by WCF. The Company will have until the end of the business day to repay all outstanding loaned crypto amounts when called. The principal will be paid in-kind and interest outstanding will be payable in either (i) crypto or (ii) cash equivalent to the aggregate value of such crypto as measured at fair value on the daily basis at which the fees accrued. These agreements were made to enable the Company to ensure adequate operational liquidity and meet regulatory capital obligations of its subsidiaries.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Crypto asset loans as of September 30, 2025 (in thousands):

Loan(12)	Draw Date	Principal Outstanding as of 12.31.24	Amount Borrowed	Amount Repaid	Realized Gain (Loss)	Principal Outstanding as of 9.30.25	Unrealized Gain (Loss)	Interest Rate	Interest Expense (10)	Interest Payable(11)
5,000 BTC(1)	12/29/2022	$290,929	$—	$30,138	$(25,092)	$320,626	$(34,742)	4.0%	$8,837	$1,044
2,000 BTC(2)	3/1/2023	102,516	—	22,874	(18,174)	102,427	(4,611)	4.0%	3,125	334
35,000 ETH	3/1/2023	88,234	—	—	—	110,381	(22,147)	4.0%	2,338	380
500 BTC	5/11/2023	46,683	—	—	—	57,031	(10,347)	4.0%	1,527	186
340 BTC	10/31/2023	31,745	—	—	—	38,781	(7,036)	5.0%	1,299	158
5,200 ETH(3)	1/27/2025	—	16,544	19,493	(2,949)	—	—	4.3%	251	—
3,000 ETH(4)	2/7/2025	—	7,867	11,369	(3,502)	—	—	4.3%	141	—
5,280 ETH(5)	2/28/2025	—	11,696	19,271	(7,575)	—	—	4.3%	192	—
3,400 ETH(6)	3/10/2025	—	6,338	8,417	(2,079)	—	—	4.3%	51	—
86 BTC(7)	3/11/2025	—	7,130	8,871	(1,740)	—	—	4.3%	60	—
2,500 ETH(8)	3/28/2025	—	4,739	6,189	(1,450)	—	—	4.3%	27	—
10,000 ETH(9)	4/7/2025	—	15,525	24,756	(9,231)	—	—	4.0%	79	—
1,275 BTC	7/24/2025	—	150,959	—	—	145,428	5,531	4.3%	1,173	503
Total		$560,107	$220,798	$151,378	$(71,792)	$774,674	$(73,352)		$19,100	$2,605
__________________
(1) 305 bitcoin ("BTC") was repaid during the nine months ended September 30, 2025.
(2) 200 bitcoin was repaid during the nine months ended September 30, 2025.
(3) 5,200 ether ("ETH") was repaid during the nine months ended September 30, 2025.
(4) 3,000 ether was repaid during the nine months ended September 30, 2025.
(5) 5,280 ether was repaid during the nine months ended September 30, 2025.
(6) 3,400 ether was repaid during the nine months ended September 30, 2025.
(7) 86 bitcoin was repaid during the nine months ended September 30, 2025.
(8) 2,500 ether was repaid during the nine months ended September 30, 2025.
(9) 10,000 ether was repaid during the nine months ended September 30, 2025.
(10) Prior year interest accrued of $2.1 million was paid during the nine months ended September 30, 2025.
(11) Outstanding interest balances payable to WCF are included in Related party loans on the condensed consolidated balance sheets as of September 30, 2025.
(12) 5,824 bitcoin and 26,629 ether was outstanding as of the nine months ended September 30, 2025.

    On January 27, 2025, February 7, 2025, February 28, 2025, March 10, 2025, March 11, 2025, March 28, 2025, April 7, 2025, and July 24, 2025 the Company entered into additional lending agreements with WCF. The Company will primarily use the crypto assets from these agreements as collateral for third party loans. Refer to Note 14. Third Party Loans for additional information.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Crypto asset loans as of December 31, 2024 (in thousands):

Loan(6)	Draw Date	Principal Outstanding as of 12.31.23	Amount Borrowed	Amount Repaid	Realized Gain (Loss)	Principal Outstanding as of 12.31.24	Unrealized Gain (Loss)	Interest Rate	Interest Expense (4)	Interest Payable(5)
5,000 BTC(1)	12/29/2022	$211,948	$—	$123,155	$(91,991)	$290,929	$(110,146)	4.0%	$9,497	$1,037
30,000 ETH	12/29/2022	20,669	—	29,790	(18,990)	—	9,868	4.0%	655	—
2,000 BTC(2)	3/1/2023	84,779	—	63,889	(42,689)	102,516	(38,938)	4.0%	3,620	376
35,000 ETH(3)	3/1/2023	80,378	—	29,247	(15,571)	88,234	(21,532)	4.0%	3,590	334
1,400 BTC	5/24/2023	4,239	—	6,182	(3,553)	—	1,610	4.0%	30	—
20,650 ETH	5/24/2023	24,802	—	32,224	(12,853)	—	5,432	4.0%	140	—
500 BTC	5/11/2023	21,195	—	—	—	46,683	(25,488)	4.0%	1,317	166
340 BTC	10/31/2023	14,412	—	—	—	31,745	(17,332)	5.0%	1,119	142
240 BTC	5/1/2024	—	13,962	16,286	(2,324)	—	—	8.0%	102	—
6,750 ETH	5/1/2024	—	19,765	25,441	(5,676)	—	—	8.0%	145	—
250 BTC	7/5/2024	—	14,006	22,007	(8,001)	—	—	5.0%	280	—
4,150 ETH	7/5/2024	—	12,420	13,473	(1,054)	—	—	5.0%	200	—
7,500 ETH	8/5/2024	—	17,663	30,038	(12,374)	—	—	5.0%	342	—
235 BTC	10/31/2024	—	16,497	22,230	(5,733)	—	—	4.5%	62	—
Total		$462,422	$94,313	$413,962	$(220,809)	$560,107	$(196,526)		$21,099	$2,055
__________________
(1) 1,884 bitcoin was repaid during the year ended December 31, 2024.
(2) 902 bitcoin was repaid during the year ended December 31, 2024.
(3) 8,371 ether was repaid during the year ended December 31, 2024.
(4) Prior year interest accrued of $1.6 million was paid during the year ended December 31, 2024.
(5) Outstanding interest balances payable to WCF are included in Related party loans on the condensed consolidated balance sheets as of December 31, 2024.
(6) 5,054 bitcoin and 26,629 ether was outstanding as of the year ended December 31, 2024.

On December 29, 2022, the Company entered into an additional lending agreement for 5,000 bitcoin and an ether lending agreement for 30,000 ether to provide additional funding for its wholly owned subsidiaries. 21,000 of this ether was repaid to WCF during the year ended December 31, 2023. On August 3, 2023, the terms of the remaining 9,000 ether were modified and a new agreement was papered allowing the Company to sell the ether for proceeds of $16.5 million and contribute the proceeds to its wholly owned subsidiaries to finance its business operations.

On March 1, 2023, May 24, 2023, May 1, 2024, July 5, 2024, August 5, 2024 and October 31, 2024, the Company entered into additional lending agreements with WCF. The Company will primarily use the crypto assets from these agreements as collateral for third party loans. Refer to Note 14. Third Party Loans for additional information.

On May 11, 2023 and October 31, 2023 the Company entered into agreements with WCF for 500 bitcoin and 340 bitcoin, respectively, for purposes of enabling subsidiaries of the Company to pledge bitcoin to the surety parties to satisfy the collateral requirements as part of the bond application process. The 500 bitcoin loan pledged 320 of the bitcoin as collateral to satisfy these collateral requirements.

Convertible notes

The convertible notes entered into by the Company are summarized below (in thousands). The aggregate principal amount of these notes is to be used for general operating activities.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Convertible notes as of September 30, 2025 (in thousands):

Loan(1)	Draw Date	Maturity Date(2)	Aggregate Principal Amount	Fair value of Principal Outstanding as of 12.31.24	2025 Amounts Drawn	Unrealized Loss	Change in fair value attributable to instrument-specific credit risk	Conversion of convertible notes to common stock in connection with IPO	Interest Expense	Interest Payable
September Note (USD)	9/15/2023	6/1/2027	$50,000	$57,641	$—	$6,581	$(223)	$(72,279)	$2,827	$—
November Note (BTC)	11/22/2023	6/1/2027	54,671	63,027	—	7,097	(240)	(78,269)	3,093	—
December Note (USD)	12/27/2023	6/1/2027	50,000	57,642	—	6,389	(217)	(70,804)	2,827	—
March Note (BTC)	3/1/2024	6/1/2027	45,329	52,257	—	5,722	(195)	(63,655)	2,563	—
Total			$200,000	$230,567	$—	$25,789	$(875)	$(285,007)	$11,310	$—
__________________
(1) The effective interest rate for all convertible notes is 8.0%. (2) The maturity date was extended on May 15, 2025.

Convertible notes as of December 31, 2024 (in thousands):

Loan(1)	Draw Date	Maturity Date	Aggregate Principal Amount	Fair value of Principal Outstanding as of 12.31.23	2024 Amounts Drawn	Unrealized Loss	Change in fair value attributable to instrument-specific credit risk	Interest Expense	Interest Payable(3)(4)
September Note (USD)	9/15/2023	9/15/2025	$50,000	$51,335	$—	$7,101	$(243)	$4,000	$5,450
November Note (BTC)	11/22/2023	11/22/2025	54,671	56,131	—	7,647	(263)	4,374	5,295
December Note (USD)	12/27/2023	12/27/2025	50,000	26,111	24,568	7,821	(510)	3,794	4,163
March Note (BTC)(2)	3/1/2024	3/1/2026	45,329	—	45,329	8,094	(890)	3,032	3,308
Total			$200,000	$133,577	$69,897	$30,663	$(1,906)	$15,200	$18,216
__________________
(1) The effective interest rate for all convertible notes is 8.0%.
(2) The $45.3 million drawdown is denominated in USD but was received as 734 BTC. The 734 BTC is reported in Crypto assets held on the condensed consolidated balance sheets with a fair value of $68.6 million as of December 31, 2024.
(3) Outstanding interest balances payable to WCF are included in Related party convertible notes on the condensed consolidated balance sheets as of December 31, 2024.
(4) Includes $1.6 million of fair value adjustments consisting of a $1.7 million unrealized loss and a $0.1 million gain related to change in fair value related to instrument-specific credit risk.

On September 15, 2023, the Company entered into a Convertible Note Agreement (“September Note”) with WCF, whereby the September Note may become one of multiple notes with identical terms that may be issued during a period of up to four months after the effective date. The Company may borrow up to an aggregate principal amount of $50.0 million to be used for general operating purposes. The Company has drawn the full $50.0 million, $28.5 million of which was drawn in September 2023 and $21.5 million in October 2023.

On November 22, 2023, the Company entered into a second Convertible Note Agreement (“November Note”), with WCF which included the same terms and conditions as the aforementioned September Note. The Company has drawn the full $54.7 million in November 2023.

On December 27, 2023, the Company entered into a third Convertible Note Agreement ("December Note"), which included the same terms and conditions as the aforementioned September and November Note. Under the December Note, the Company may borrow up to an aggregate principal amount of $50.0 million to be used for

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

general corporate purposes. The Company has drawn the full $50.0 million, $25.4 million of which was drawn in December 2023 and $24.6 million in January and February 2024.

On March 1, 2024, the Company entered into a fourth Convertible Note Agreement ("March Note"), which included the same terms and conditions as the aforementioned September, November, and December Note (collectively the “Convertible Notes”). Under the March Note, the Company may borrow up to an aggregate principal amount of $45.3 million to be used for general operating purposes. The Company has drawn the full $45.3 million in March 2024.

    On May 15, 2025, WCF exercised its rights under the September Note, November Note, December Note, and March Note to extend the maturity date to June 1, 2027.

The Convertible Notes are a general unsecured obligation of the Company and will be subordinate in right of payment to all existing and future outstanding borrowings that are due from the Company and its affiliates to WCF (and any applicable affiliates) under applicable loan documents, including borrowings denominated in BTC and ETH, whether or not secured. The Convertible Notes accrue a simple 8.0% interest payable at the earlier of the (i) maturity date or (ii) the date of conversion of the Convertible Notes into equity. In event of conversion of the Convertible Notes into equity, the payment of accrued interest on the Convertible Notes shall be paid in-kind as additional equity.

The Convertible Notes will be automatically convertible in connection with a qualified financing event where the Company issues convertible preferred units with aggregate gross proceeds to the Company of at least $50.0 million. The Convertible Notes and accrued interest will be automatically converted into Convertible Preferred Units, as defined below, of the same class, at a price per unit equal to 80% of the lowest price per unit paid by the other purchasers of the convertible preferred units sold in the qualified financing event. If the Company enters into a non-qualified financing event where the Company receives proceeds of less than $50.0 million, WCF has the option to convert the outstanding principal and interest amount under the Convertible Notes into convertible preferred units of the same class, at a price per unit equal to 80% of the lowest price per unit paid by the other purchasers of the convertible preferred units.

After the respective maturity dates, defined in the tables above, WCF has the option to convert all principal and interest outstanding into units of the Company’s Series B preferred units at a price per unit equal to 80% of the lowest original issue price per unit of such Series B preferred units.

In the event the Company undergoes a change in control event, the Company will pay WCF the price per unit in equity or cash (at the sole discretion of WCF) that would result from converting the outstanding principal amount under the Convertible Notes and all the accrued interest thereon immediately prior to the change in control event at price per unit equal to 80% of the lowest price per unit offered in the change of control event, or repay WCF the outstanding principal and interest under the Convertible Notes.

Lastly, upon a public company event, the Convertible Notes including principal and interest will be automatically converted immediately prior to such public company event into Common Units in the Company at a price per unit equal to eighty percent (80%) of the price per common unit implied in the public company event.

In connection with the IPO in September 2025, approximately $285 million in principal amount (plus accrued and unpaid interest thereon) in the Convertible Notes outstanding automatically converted into 10.2 million shares of Class B common stock, pursuant to the terms at a price per share equal to $22.40, or 80% of the IPO price of $28.00 per share.

Term loan

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

    The term loans entered into by the Company are summarized below (in thousands). The aggregate principal amount is to be used for general business purposes of the Company and its wholly owned subsidiaries.

    Term Loans as of September 30, 2025 (in thousands):

Loan(1)(2)	Draw Date	Maturity Date(3)	Aggregate Principal Amount	Fair value of Principal Outstanding as of 12.31.24(4)	2025 Amounts Drawn(4)	Unrealized loss	Change in fair value attributable to instrument-specific credit risk	Conversion of convertible notes to common stock in connection with IPO	Interest Expense	Interest Payable
2024 Term Loan	5/16/2024	6/1/2027	$275,000	$230,704	$44,296	$76,424	$(2,594)	$(369,146)	$13,811	$—
2025 Term Loan	1/23/2025	6/1/2027	200,000	—	168,462	42,885	198	(215,414)	3,869	—
Total			$475,000	$230,704	$212,758	$119,309	$(2,396)	$(584,560)	$17,680	$—
__________________
(1) The term loans are stated at an interest rate of no less than 4.0% and no greater than 16.0%. As of September 30, 2025 the blended interest rates were 6.9% and 7.3% for the 2024 and 2025 Term Loans, respectively.
(2) On January 23, 2025, the 2024 Term Loan was amended such that upon a public company event it will be automatically converted into Common Units in the Company.
(3) The maturity date was extended on May 15, 2025.
(4) The $443.5 million principal outstanding is denominated in USD but was received as 4,841 BTC, 9,000 ETH, and $26.9 million, of which, 3,241 BTC, 9,000 ETH, and $26.9 million were used during the nine months ended September 30, 2025 for general business purposes. The remaining 1,600 BTC is reported in Crypto assets held on the condensed consolidated balance sheets with a fair value of $182.5 million as of September 30, 2025.

Term Loans as of December 31, 2024 (in thousands):

Loan(1)	Draw Date	Maturity Date	Aggregate Principal Amount	Amount Borrowed(2)	Amount Repaid	Principal Outstanding as of 12.31.24	Interest Expense	Interest Payable(3)
2024 Term Loan	5/16/2024	3/1/2026	$275,000	$230,704	$—	$230,704	$6,505	$6,505
_______________________
(1) The term loan is stated at an interest rate of no less than 4.0% and no greater than 16.0%. As of December 31, 2024 the blended interest rate was 6.8%.
(2) The $230.7 million principal outstanding is denominated in USD but was received as 2,834 BTC, 9,000 ETH, and $11.8 million, of which, 1,234 BTC, 9,000 ETH, and $11.8 million were used during the year for general business purposes. The remaining 1,600 BTC is reported in Crypto assets held on the condensed consolidated balance sheets with a fair value of $149.4 million as of December 31, 2024.
(3) Outstanding interest balances payable to WCF are included in Related party loans on the condensed consolidated balance sheets as of December 31, 2024.

On May 16, 2024, Gemini entered into a term loan agreement with WCF (the "2024 Term Loan"), for a U.S. dollar denominated principal amount of up to $275.0 million to be funded in bitcoin, ether, or such other cryptocurrency at an interest rate of no less than 4.0% and no greater than 16.0% per annum with an initial maturity date of March 1, 2026.

    On January 23, 2025, Gemini entered into a term loan agreement with WCF (the "2025 Term Loan"), to make loan requests from time to time of a U.S. dollar denominated principal amount of up to $200.0 million to be funded in bitcoin, ether, or such other cryptocurrency at an interest rate of no less than 4.0% and no greater than 16.0% per annum with an initial maturity date of March 1, 2026. Upon a public company event, the 2025 Term Loan including principal and interest will be automatically converted immediately prior to such public company event into common units in the Company at a price per unit equal to eighty percent (80%) of the price per common unit implied in the public company event.

On January 23, 2025, the 2024 Term Loan was amended such that upon a public company event, the 2024 Term Loan including principal and interest will be automatically converted immediately prior to such public company event into common units in the Company at a price per unit equal to eighty percent (80%) of the price per common unit implied in the public company event.

    On May 15, 2025, WCF exercised its rights under the 2024 Term Loan and 2025 Term Loan (collectively the “Term Loans”) to extend the maturity date to June 1, 2027.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the IPO in September 2025, approximately $585 million in principal amount (plus accrued and unpaid interest thereon) in our related party term loans outstanding automatically converted into 20.9 million shares of Class B common stock, pursuant to the terms at a price per share equal to $22.40, or 80% of the IPO price of $28.00 per share.

14. Third Party Loans

Galaxy Digital LLC ("Galaxy") Loans

The Company entered into several loan agreements with Galaxy Digital LLC ("Galaxy"), a single unrelated third party as outlined in the table found below. The aggregate principal amount of these agreements is to be used for general operating activities.

Third party loans with Galaxy as of September 30, 2025 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Interest Rate	Interest Expense	Interest Payable(1)	Collateral Type(2)	Collateral Rate (Initial Collateral Level)(3)
Loan 13	5/29/2024	Evergreen	51,900	11.0%	4,329	476	BTC	145%
Loan 14	5/29/2024	Evergreen	54,600	11.0%	4,555	500	ETH	155%
Loan 15	11/1/2024	Evergreen	10,000	12.0%	910	100	BTC	145%
Total			$116,500		$9,794	$1,076
__________________
(1) Outstanding interest balances payable to a third party are included in Third party loans on the condensed consolidated balance sheets as of September 30, 2025.
(2) As of September 30, 2025, the Company has pledged 818 BTC and 20,960 ETH included in Receivable, crypto assets pledged on the condensed consolidated balance sheets. Total collateral associated with these loans as of September 30, 2025 was approximately $93.3 million, or 151%, for BTC loans; and $86.9 million, or 159%, for ETH loans.
(3) If the notional value of crypto assets pledged falls 10% from the initial collateral level there will be a margin call and additional crypto will need to be pledged to reset the collateral balance to the initial collateral level.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Third party loans with Galaxy as of December 31, 2024 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Interest Rate	Interest Expense	Interest Payable(9)	Collateral Type(10)	Collateral Rate (Initial Collateral Level)(11)
Loan 1	3/2/2023	3/5/2024	$—	11.0%	$577	$—	ETH	160%
Loan 2	3/2/2023	3/5/2024	—	11.0%	499	—	BTC	150%
Loan 3	4/27/2023	3/5/2024	—	11.5%	104	—	ETH	160%
Loan 4	4/27/2023	3/5/2024	—	11.5%	131	—	BTC	150%
Loan 5	5/24/2023	3/5/2024	—	11.5%	409	—	ETH	160%
Loan 6	5/24/2023	3/5/2024	—	11.5%	409	—	BTC	150%
Loan 7(1)	3/4/2024	3/31/2024	—	11.5%	209	—	ETH	160%
Loan 8(2)	3/4/2024	Evergreen	—	11.0%	428	—	BTC	145%
Loan 9(3)	3/4/2024	Evergreen	—	11.0%	243	—	ETH	155%
Loan 10(4)	3/28/2024	5/31/2024	—	11.5%	489	—	ETH	160%
Loan 11(5)	3/28/2024	Evergreen	—	11.0%	967	—	BTC	145%
Loan 12(6)	3/28/2024	Evergreen	—	11.0%	550	—	ETH	155%
Loan 13(7)	5/29/2024	Evergreen	51,900	11.0%	3,410	492	BTC	145%
Loan 14(8)	5/29/2024	Evergreen	54,600	11.0%	3,570	517	ETH	155%
Loan 15	11/1/2024	Evergreen	10,000	12.0%	203	103	BTC	145%
Total			$116,500		$12,198	$1,112
__________________
(1) On March 4, 2024 an amended agreement was executed that restated loan 3 and loan 5 into loan 7. All of the terms and conditions are the same with the exception of the maturity date being extended to March 31, 2024.
(2) On March 4, 2024 an amended agreement was executed that restated loan 2, loan 4, and loan 6 into loan 8. All of the terms and conditions are the same with the exception of the maturity date being extended to Evergreen terms.
(3) On March 4, 2024 an amended agreement was executed that restated loan 1 into loan 9. All of the terms and conditions are the same with the exception of the maturity date being extended to Evergreen terms.
(4) On March 28, 2024 an amended agreement was executed that restated loan 7 into loan 10. All of the terms and conditions are the same with the exception of the maturity date being extended to May 31, 2024.
(5) On March 28, 2024 an amended agreement was executed that restated loan 8 into loan 11. All of the terms and conditions are the same.
(6) On March 28, 2024 an amended agreement was executed that restated loan 9 into loan 12. All of the terms and conditions are the same.
(7) On May 29, 2024 an amended agreement was executed that restated loan 11 into loan 13. All of the terms and conditions are the same.
(8) On May 29, 2024 an amended agreement was executed that aggregated the principal of loan 10 with loan 12 and restated them into loan 14. All of the terms and conditions are the same with the exception of loan 10's collateral rate, interest rate, and maturity date being updated to mirror the terms of loan 12.
(9) Outstanding interest balances payable to a third party are included in Third party loans on the condensed consolidated balance sheets as of December 31, 2024.
(10) As of December 31, 2024, the Company has pledged 929 bitcoin and 24,625 ether included in Receivable, crypto assets pledged on the condensed consolidated balance sheets. Total collateral associated with these loans as of December 31, 2024 was approximately $86.7 million, or 140%, for BTC loans; and $81.6 million, or 149%, for ETH loans.
(11) If the notional value of crypto assets pledged falls 10% from the initial collateral level there will be a margin call and additional crypto will need to be pledged to reset the collateral balance to the initial collateral level.

New York Digital Investment Group Funding LLC ("NYDIG") Repurchase Agreement

On July 25, 2025, the Company entered into a $75.0 million repurchase agreement with NYDIG to facilitate a structured crypto asset financing arrangement involving bitcoin. Pursuant to the agreement, Gemini transferred 1,078 BTC with a nominal value of $125.25 million to NYDIG in exchange for cash proceeds of $75.0 million (the “Purchase Price”) and agreed to repurchase the same amount of BTC on June 30, 2026 at the Purchase Price plus an agreed annual interest rate of 8.50%. Gemini also agreed to provide additional collateral in the form of BTC such that the value of the BTC held by NYDIG in relation to the sale and repurchase agreement is between 143% and 200% of the $75.0 million Purchase Price.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Repurchase agreement as of September 30, 2025 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Discount	Interest Rate	Interest Expense	Interest Payable(1)	Collateral Type(2)	Collateral Rate(3)
NYDIG	7/25/2025	6/30/2026	$75,000	(600)	6.5%	$1,204	$531	BTC	194%
__________________
(1) Outstanding interest balances payable to a third party are included in Third party loans on the condensed consolidated balance sheets as of September 30, 2025.
(2) As of September 30, 2025, the Company has pledged 1,275 BTC included in Crypto assets held on the condensed consolidated balance sheets. Total collateral associated with these loans as of September 30, 2025 was approximately $145.4 million, or 194%.
(3) Of the 1,275 BTC pledged, 197 BTC is subject to a margin call. If the value of the BTC held by NYDIG falls below the 143% buyer’s margin call requirement, Gemini must send additional BTC to NYDIG to meet the 143% requirement. If the value of BTC held by NYDIG increases above the 200% seller’s margin call requirement, NYDIG must send BTC back to Gemini to meet the 200% requirement. As of September 30, 2025, the collateral rate of the BTC held by NYDIG was 194%.

15. Funding Debt

In July 2025, the Company entered into a $75.0 million warehouse credit agreement with Ripple Labs Inc. (“Ripple”), an unrelated third party, to finance credit card receivables. Pursuant to the agreement, Ripple has agreed to lend the Company $75.0 million, which can be increased subject to the attainment of certain agreed upon metrics. At no time shall the aggregate commitment amount exceed $150.0 million. Ripple has the right to restrict additional drawdowns on the warehouse credit facility if the Company does not maintain at least $50 million equivalent of USD denominated Ripple stablecoin ("RLUSD") in its wallets held on its exchange platform by January 11, 2026. The debt is collateralized by the credit card receivables purchased by the Company, and has an initial interest rate of 6.5%, which can be increased to 8.5% if the Company does not maintain at least $50.0 million equivalent of RLUSD by October 11, 2025. During the three months ended September 30, 2025, the Company drew $99.0 million and subsequently repaid $50.2 million under the warehouse credit agreement. Accordingly, as of September 30, 2025, the Company had $26.1 million of unused, available borrowing capacity from the credit agreement. As of September 30, 2025, the Company pledged $67.9 million of credit card receivables as collateral associated with this loan. Credit card receivables pledged are included in Credit card receivables pledged on the condensed consolidated balance sheets. The securitized funding debt entered into by the Company is summarized below (in thousands).

Funding Debt as of September 30, 2025 (in thousands):

Loan(1)	Loan Date	Maturity Date	Principal Outstanding	Interest Rate(2)	Interest Expense	Interest Payable(3)
Ripple	7/11/2025	11/15/2027	$48,890	6.5%	$314	$314
__________________
(1) As of September 30, 2025, the Company has pledged credit card receivables included in Credit card receivables pledged on the condensed consolidated balance sheets. Total collateral associated with these loans as of September 30, 2025 was approximately $67.9 million.
(2) The loan has an initial interest rate of 6.5%, which can be increased to 8.5% if the Company does not maintain at least $50.0 million equivalent of RLUSD by October 11, 2025.
(3) Outstanding interest balances payable for the securitized debt are included in Funding debt on the condensed consolidated balance sheets as of September 30, 2025.

16. Common Units & Common Stock

In September 2025, the Company completed its IPO, in which the Company issued and sold 15.9 million shares of its Class A common stock at a public offering price of $28.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 0.3 million shares of the Company’s Class A common stock and 0.5 million shares of the Company’s Class A common stock from the selling stockholders. The sale of shares by the selling stockholders did not result in any proceeds to the Company. Concurrent with the IPO, Nasdaq entered into an agreement with us to purchase 1.9 million shares of Class A common stock in a private placement at $26.25 per share.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company authorized a total of 1.0 billion shares of Class A common stock with a par value of $0.001 per share and 100.0 million shares of Class B common stock with a par value of $0.001 per share. As of September 30, 2025, the Company had 42,518,964 shares of Class A common stock and 75,126,784 shares of Class B common stock issued and outstanding.

The holders of Gemini's Class A common stock are entitled to one vote for each share of common stock held. The holders of Gemini's Class B common stock are entitled to ten votes for each share of common stock held. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of the stockholders of the Company.

The dividend and liquidation rights of the holders of our Class A and Class B common stock are subject to declarations by the board and any restrictions imposed by the terms of any outstanding preferred stock. Upon liquidation, dissolution or winding up of the Company, assets legally available for distribution to stockholders will be distributed ratably among the holders of Class A and Class B common stock, subject to prior satisfaction of all outstanding debts and other liabilities and the payment of liquidation preferences, if any, on any outstanding preferred stock.

Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a transfer, except for certain permitted transfers described in our amended and restated articles of incorporation, and in certain other circumstances. Further, all outstanding shares of Class B common stock will automatically convert into Class A common stock upon the earliest of (i) the death or disability of the last surviving founder or (ii) the date the founders and their permitted transferees collectively hold less than 20% of the Class B common stock outstanding immediately following the closing of our initial public offering.

All outstanding shares of our Class A and Class B common stock are fully paid and non-assessable. Holders of our Class A and Class B common stock do not have preemptive, subscription, redemption, or sinking fund rights. The rights of holders of our Class A common stock are subject to and qualified by the rights, powers, and preferences of the holders of any preferred stock that we may issue from time to time.

Prior to the IPO, the Company issued three classes of Common Units, including Basic Common Units, Catch Up Common Units, and Capital Common A Units. In connection with the IPO, all outstanding shares of Common Units were converted into shares of Class A common stock and Class B common stock at the IPO price of $28.00 per share. As such, there were no shares of Common Units that were issued and outstanding as of September 30, 2025. The following Common Units were converted to Class A and Class B common stock upon IPO: 1.1 million Basic Common Units outstanding were converted to 0.3 million shares of Class A common stock; 15.0 million Capital Common A Units outstanding were converted to 4.6 million shares of Class B common stock; 55.2 million Incentive Units (inclusive of phantom units) outstanding were exchanged for 5.0 million shares of Class A common stock in respect of vested Incentive Units, 4.4 million shares of restricted Class A common stock in respect of unvested Incentive Units, and less than 0.1 million shares of Class B common stock in respect of Incentive Units held by the Company's founders.

Also, in connection with the IPO, all outstanding shares of convertible preferred units were converted into 15.1 million shares of Class A common stock and 39.4 million shares of Class B common stock, pursuant to the conversion ratio. See Note 17. Preferred Units & Preferred Stock for further details.

Lastly, in connection with the IPO, approximately $228.0 million in aggregate principal amount (plus accrued and unpaid interest thereon) in the Convertible Notes outstanding automatically converted into 10.2 million shares of Class B common stock, pursuant to the terms at a price per share equal to $22.40, or 80% of the IPO price of $28.00 per share. See Note 13. Related Party Loans and Convertible Notes for further details.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

17. Preferred Units & Preferred Stock

Series FF Units

In 2018, the Company issued a total of 1,000,000 Series FF preferred units ("Series FF Units") to its founders, Cameron and Tyler Winklevoss, which remained outstanding as of December 31, 2024. In connection with the IPO, all Series FF units were forfeited. As such, there were no Series FF units outstanding as of September 30, 2025.

Convertible Preferred Units

As of December 31, 2024, the Company had 30,954,820 Series A preferred units (“Series A Units”) and 8,887,101 Series B preferred units (“Series B Units”), collectively the "Convertible Preferred Units", that were issued and outstanding. In connection with the IPO in September 2025, all outstanding shares of the Convertible Preferred Units were converted into shares of Class A common stock and Class B common stock based on the terms of the conversion ratio, and their carrying value of $534.4 million was reclassified into stockholders' equity. As such, there were no shares of Convertible Preferred Units issued and outstanding as of September 30, 2025.

The following schedule summarizes the Company’s authorized, issued and outstanding Convertible Preferred Units as of December 31, 2024 (in thousands, except per unit data):

Series	Units Authorized	Units Issued and Outstanding	Original Price per Unit	Liquidation Preference	Carrying Value, Net of Issuance Cost
Series A-1	14,756	14,756	$0.71	$21,078	$10,539
Series A-2	738	738	$0.19	284	142
Series A-3	970	970	$9.72	18,860	9,430
Series A-4	5,676	5,676	$7.90	89,700	44,850
Series A-5	1,486	1,486	$8.35	24,800	12,400
Series A-6	4,091	4,091	$3.12	25,500	12,750
Series A-7	3,238	3,238	$6.61	42,800	21,400
Series B	8,910	8,887	$47.70	423,903	422,857
	39,865	39,842		$646,925	$534,368

Preferred Stock

In connection with the IPO in September 2025, the Company authorized 20,000,000 shares of preferred stock for issuance, at a par value of $0.001 per share. No shares of preferred stock were issued and outstanding as of September 30, 2025.

18. Stock-Based Compensation

Prior to the IPO, the Company granted various equity classified awards, including Service-Based Incentive Units, Performance-Based Incentive Units, Phantom Units, and Service-Based Common Units. In addition, the Company issued liability classified awards, including Original Phantom Units.

Service-Based Incentive Units

The following table summarizes Service-Based Incentive Units activity for the nine months ended September 30, 2025 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Service-Based Incentive Units	Weighted-Average Grant Date Fair Value per Unit
Unvested at December 31, 2024	2,729	$1.82
Granted	18,731	0.45
Vested	(5,276)	0.77
Forfeited	(1,769)	0.56
Unvested at September 10, 2025	14,415	$0.58

In connection with the IPO, on September 11, 2025 all 36,837,700 Service-Based Incentive Units that were fully vested and outstanding were exchanged for 4,699,140 shares of Class A common stock. All 14,415,951 Service-Based Incentive Units that were unvested were converted to 3,815,917 RSAs and vest following their original vesting schedules over the remaining life of the awards which is generally 2 years to 4 years after the date of grant. Refer to the RSU and RSA table below. As of September 30, 2025 and December 31, 2024, there were 0 and 34,673,621 Service-Based Incentive Units outstanding, respectively.

Performance-Based Incentive Units

In connection with the IPO, on September 11, 2025 all 677,750 Performance-Based Incentive Units that were fully vested and outstanding were modified to RSUs and exchanged for 141,004 shares of Class A common stock. As of September 30, 2025 and December 31, 2024, there were 0 and 677,750 Performance-Based Incentive Units that were fully vested and outstanding, respectively. There were no awards granted or forfeited during the nine months ended September 30, 2025. All Performance-Based Incentive Units were fully vested as of December 31, 2024.

Phantom Units

The following table summarizes Phantom Units activity for the nine months ended September 30, 2025 (in thousands):

	Number of Phantom Units	Weighted-Average Grant Date Fair Value per Unit
Unvested at December 31, 2024	376	$0.94
Granted	2,508	0.45
Vested	(629)	0.57
Forfeited	(154)	0.45
Unvested at September 10, 2025	2,101	$0.50

In connection with the IPO, all 658,494 Phantom Units that were fully vested and outstanding were exchanged for 179,113 shares of Class A common stock. All 2,101,173 Phantom Units that were unvested were modified to 567,756 RSAs. As of September 30, 2025 and December 31, 2024, there were 0 and 406,600 Phantom Units outstanding, respectively.

Service-Based Common Units

In connection with the IPO, all 1,050,270 Service-Based Common Units that were fully vested and outstanding were converted to 321,219 shares of Class A common stock. As such, as of September 30, 2025 and December 31, 2024, there were 0 and 553,867 Service-Based Common Units that were fully vested and outstanding,

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

respectively. There were no awards granted or forfeited during the nine months ended September 30, 2025. All Service-Based Common Units were fully vested as of December 31, 2024.

Original Phantom Units

The Company has granted options to certain employees under the Original Phantom Units plan that required automatic settlement in cash payment upon the occurrence of a change in control event. In connection with the IPO, all 384,312 Original Phantom Units that were fully vested and outstanding were exchanged for 64,144 shares of Class A common stock. All 94,973 Original Phantom Units that were unvested were modified to 15,871 RSAs. As such, there were 0 and 755,729 Original Phantom Units outstanding as of September 30, 2025 and December 31, 2024, respectively. Prior to the IPO, the Original Phantom Units were classified as a liability in Accrued expenses in the related condensed consolidated balance sheets due to the cash settlement requirements. As the service conditions were considered probable, the Company recognized a liability of $1.3 million as of December 31, 2024. Upon IPO, the previously recognized cumulative compensation cost of $0.1 million was reclassified to Additional paid in capital within stockholders' equity in the related condensed consolidated balance sheets. The remaining unrecognized expense of less than $0.1 million will be recognized as stock-compensation expense over the remaining requisite service period.

ESPP

The ESPP became effective on September 12, 2025. An aggregate of 7,383,241 shares of the Company’s class A common stock has been authorized for issuance under the ESPP. During the nine months ended September 30, 2025, 0 shares were purchased under the ESPP. As of September 30, 2025, 7,383,241 shares remained available for future issuance under the ESPP. The Company did not recognize any share-based compensation expense or liability related to the ESPP for the three and nine months ended September 30, 2025 and 2024.

Equity Plan

The Equity Plan became effective on September 12, 2025. Under the Equity Plan, the Company is authorized to grant shares of common stock in the form of stock options, RSUs, and RSAs to its employees, directors, and consultants. As of September 30, 2025, there were 12,130,692 shares of Class A common stock related to issued and outstanding RSUs and stock options under the Equity Plan. This consisted of 5,283,088 shares of Class A common stock issuable upon the vesting of RSUs granted under the Equity Plan to certain executive officers, other employees and board members, and 6,847,604 shares of Class A common stock issuable upon the exercise of stock options granted under the Equity Plan to the Company's founders and certain executive officers. As of September 30, 2025, the Company had 12,972,329 shares available for future issuance under the Equity Plan.

RSUs

In June 2025, the Company approved its annual bonus arrangements totaling $15.1 million to be settled in shares of Class A common stock contingent upon the completion of an IPO. Upon the completion of the IPO on September 11, 2025, 538,612 shares of RSUs were issued, vested, and outstanding, based on the IPO price of $28.00 per share. The Company recognized the full stock-based compensation expense upon completion of the IPO.

In addition to the bonus RSUs, upon the completion of the IPO, there were 4,730,917 shares of Class A common stock issuable upon the vesting and settlement of RSUs, granted under the Equity Plan to certain executive officers, other employees and board members.

The following table summarizes RSU activity for the nine months ended September 30, 2025 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of RSUs	Weighted-Average Grant Date Fair Value per Unit
Unvested at December 31, 2024	—	$—
Granted	5,270	28.00
Vested	(1,382)	28.00
Forfeited	—	—
Unvested at September 30, 2025	3,888	$28.00

As of September 30, 2025 and December 31, 2024, there were 5,269,529 and 0 RSUs outstanding, respectively.

As of September 30, 2025, total unrecognized compensation expense related to unvested RSUs amounted to $106.1 million. The unrecognized expense for the RSUs is expected to be recognized over a weighted-average period of 3.2 years, subject to continued vesting.

RSAs

Upon the completion of the IPO, there were 4,399,544 shares of restricted Class A common stock granted under the Equity Plan to certain executive officers, other employees and board members.

The following table summarizes RSA activity for the nine months ended September 30, 2025 (in thousands):

	Number of RSA	Weighted-Average Grant Date Fair Value per Unit
Unvested at December 31, 2024	—	$—
Conversion of awards in connection with IPO	4,400	28.00
Vested	(200)	28.00
Forfeited	—	—
Unvested at September 30, 2025	4,200	$28.00

As of September 30, 2025 and December 31, 2024, there were 4,399,544 and 0 RSAs outstanding, respectively.

As of September 30, 2025, total unrecognized compensation expense related to unvested RSAs amounted to $8.3 million. The unrecognized expense for the RSAs is expected to be recognized over a weighted-average period of 1.7 years, subject to continued vesting.

Time-Based Stock Options

As of September 30, 2025, there were 482,142 shares of Class A common stock issuable upon the exercise of stock options granted under the Equity Plan to the Company certain executive officers.

The following table summarizes stock options activity for the nine months ended September 30, 2025 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	—	$—
Granted	482	28.00
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2025	482	$28.00	3.9	$—
Exercisable at September 30, 2025	—	—	—	$—

As of September 30, 2025, total unrecognized compensation expense related to unvested stock options amounted to $8.7 million. The unrecognized expense for the stock options is expected to be recognized over a weighted-average period of 3.9 years, subject to continued vesting.

The Company takes into consideration many factors in determining the fair value of the time-based stock options and estimates the fair value of such awards on the grant date. The Company used an option pricing model to estimate the fair value of the time-based stock options with the following assumptions as of September 30, 2025:

September 30,
Assumptions	2025
Expected term in years	6.1
Volatility	70%
Risk-free rate	3.7%
Dividend Yield	0.0%

Expected term in years - The expected term is based on the average period the time-based stock options are expected to remain outstanding, generally calculated as the midpoint of the time-based stock options' remaining vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Volatility - The expected volatility is based on the volatility of peer companies. Management believes this is the best estimate of the expected volatility over the expected life of the time-based stock options.

Risk-free rate - The risk-free interest rate is based on the U.S. Treasury yield curve that corresponds with the expected term at the time of grant.

Dividend yield - The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

Market-Based Stock Options

As of September 30, 2025, there were 6,365,462 shares of Class A common stock issuable upon the exercise of stock options granted under the Equity Plan to the Company founders.

The following table summarizes stock options activity for the nine months ended September 30, 2025 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	—	$—
Granted	6,365	28.00
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2025	6,365	$28.00	6.9	$—
Exercisable at September 30, 2025	—		—	$—

The Company takes into consideration many factors in determining the fair value of the market-based stock options and estimates the fair value of such awards on the grant date. The Company used an option pricing model to estimate the fair value of the market-based stock options with the following assumptions as of September 30, 2025:

September 30,
Assumptions	2025
Expected term in years	10.0
Volatility	70%
Risk-free rate	4.0%
Dividend Yield	0.0%

Expected term in years - The expected term is based on the average period the market-based stock options are expected to remain outstanding, generally calculated as the midpoint of the market-based stock options’ remaining vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Volatility - The expected volatility is based on the volatility of peer companies. Management believes this is the best estimate of the expected volatility over the expected life of the market-based stock options.

Risk-free rate - The risk-free interest rate is based on the U.S. Treasury yield curve that corresponds with the expected term at the time of grant.

Dividend yield - The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

As of September 30, 2025, total unrecognized compensation expense related to unvested market-based stock options amounted to $122.5 million. The unrecognized expense for the stock options is expected to be recognized over a weighted-average period of 6.9 years, subject to continued vesting.

The Company recognized stock compensation expense of $45.6 million and $48.8 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $4.5 million for the three and nine months ended September 30, 2024, respectively.

19. Income Taxes

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company calculates the tax provision for interim periods using an estimated annual effective tax rate ("AETR") adjusted for the effect of discrete items arising during the period. The Company’s effective tax rate for both the three and nine months ended September 30, 2025, was 0.7% and 1.4%, respectively. The Company’s effective tax rate for both the three and nine months ended September 30, 2024, was 1.1% and (2.3)%, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was higher than the three and nine months ended September 30, 2024, primarily due to an adjustment to the valuation allowance on the Company's deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2025, and 2024, was lower than the U.S. statutory rate of 21% primarily due to a majority of the Company’s pre-IPO income being taxed at the partner level as well as a valuation allowance recorded on its deferred tax assets.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and the need for a valuation allowance. Management determined that there is insufficient positive evidence to conclude that it is more likely than not that the Company’s gross deferred tax assets will be fully realized. As a result, a valuation allowance has been established against the Company's deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company has assessed the Act’s impact and concluded that it did not materially affect its effective tax rate for the current quarter.

20. Net Loss Per Share

Upon the consummation of the Company's IPO, all of the Company's pre-IPO Common Units were reclassified to Class A common stock and Class B common stock. The Company has retroactively adjusted the weighted average shares outstanding prior to the IPO to reflect this reclassification. Accordingly, the condensed consolidated financial statements present all references to common stock and per share data as if the conversion of Common Units into common stock had occurred at the beginning of all periods presented.

The Company's basic and diluted net loss per share calculation for Class A common stock and Class B common stock for the three and nine months ended September 30, 2025 and 2024 is presented below (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(47,101)	$(112,413)	$(5,887)	$(84,293)

Denominator:
Weighted average common stock outstanding, basic and diluted(1)(2)	7,066	16,865	321	4,599

Net loss per share attributable to common stockholders:
Basic and diluted	$(6.67)	$(6.67)	$(18.33)	$(18.33)

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(101,233)	$(340,757)	$(8,520)	$(123,032)

Denominator:
Weighted average common stock outstanding, basic and diluted(1)(2)	2,594	8,733	318	4,599

Net loss per share attributable to common stockholders:
Basic and diluted	$(39.02)	$(39.02)	$(26.75)	$(26.75)
__________________
(1) Prior to the IPO, the Common Units outstanding excludes 25,301,447 Common Units and 9,417,936 Catch Up Common Units that were issued and outstanding as profits interest units as of September 30, 2024. Vested Incentive Units and Convertible Preferred Units are considered as participating securities. However, these participating securities do not contractually require the holders to fund loss and were excluded from basic net loss per unit calculation for the three and nine months ended September 30, 2024. Upon the consummation of the IPO, these units were fully converted into Class A common stock and Class B common stock and no longer outstanding.

(2) Prior to the IPO, weighted average common units outstanding includes only Capital Common Units A and certain Basic Common Units granted directly to individuals. The rights, including the liquidation and dividend rights, of the holders of these certain Basic Common Units and Capital Common Units A are identical and as a result, the undistributed earnings loss are allocated on a proportionate basis and the resulting loss per share is the same. Upon the IPO, these units were fully reclassified into Class A common stock and Class B common stock and no longer outstanding. The effect of this reclassification is retroactively applied in the periods prior to the IPO.

When calculating diluted net loss per share, the Company determined there were no adjustments to basic net loss per share required to calculate diluted net loss per unit. Prior to the IPO, the potentially dilutive securities that may be settled in the Company's Common Units include Convertible Preferred Units, Convertible Notes and Service-Based Common Units. Post the IPO, the potentially dilutive securities that may be settled in the Company's Class A common stock include stock-based awards. These securities were excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive if the Company had applied the if-converted method to outstanding Convertible Preferred Units and Convertible Notes or if the Company had applied the treasury stock method to the outstanding Service-Based Common Units and stock-based awards. For additional information, please refer to Note 13. Related Party Loans and Convertible Notes, Note 17. Preferred Units & Preferred Stock and Note 18. Stock-Based Compensation.

The following potentially dilutive units were not included in the calculation of diluted shares outstanding as the effect would have been antidilutive (in thousands):

	Nine Months Ended September 30,
	2025	2024
Convertible Preferred Units	—	39,842
Unvested RSAs	4,200	—
Unvested RSUs	3,887	—
Outstanding stock options	6,848	—
Total	14,935	39,842

Additionally, as of September 30, 2024, the Company had $237.0 million of Convertible Notes at fair value, which can be converted into Series B Units upon their maturity at the option of the holder at 80% of the lowest original issue price per unit of the Series B Units. The underlying Series B Units can be then converted into Common Units on a one-for-one basis. Please refer to Note 13. Related Party Loans and Convertible Notes for

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

additional information. Upon the consummation of the IPO, the Convertible Notes were fully converted into Class B common stock and no longer outstanding.

21. Related Party Transactions

Services agreement

In 2017, the Company entered into an amended services agreement with Winklevoss Capital Management, LLC (“WCM”), a related party through common ownership, for WCM to provide management and consulting services to the Company (the “Services Agreement”). In exchange for these services, the Company incurs a fee based on an allocation of WCM employee compensation proportional to WCM employee time spent providing services to the Company. The Company incurred expenses of $0.6 million and $0.8 million under this agreement during the three and nine months ended September 30, 2025, respectively, and did not incur any expenses in 2024. These expenses were classified as General and administrative on the condensed consolidated statements of operations and comprehensive loss. There were no outstanding balances related to WCM included in Accrued expenses as of September 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. The agreement with WCM for management and consulting services was terminated in August 2025. No further expenses were incurred and no further payments were made pursuant to these agreements.

Computer services and storage facilities
In 2017, the Company entered into an agreement with Elysian Networks, LLC (“Elysian”), a related party through common ownership, for Elysian to provide equipment leasing, cloud based servers, data storage and computer processing services to the Company. The Company incurred expenses of $0.5 million and $0.7 million under this agreement during the three and nine months ended September 30, 2025, respectively and $0.1 million and $0.7 million under this agreement during the three and nine months ended September 30, 2024, respectively. These expenses were classified as Technology on the condensed consolidated statements of operations and comprehensive loss. Outstanding balances related to Elysian of $0 and less than $0.1 million were included in Accrued expenses as of September 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. The agreement with Elysian was terminated in August 2025. No further expenses will be incurred and no further payments will be made pursuant to these agreements.

In 2017, the Company entered into an agreement with Salient Systems, LLC (“Salient”), a related party through common ownership, for Salient to provide data center leased space, cloud based computing and internet connectivity services to the Company. The Company did not incur any expenses and ended its agreement with Salient during the year ended December 31, 2024.

Related party revenue

WCF, a related party through common ownership, accounted for $0.7 million and $1.9 million of the Company’s revenue during the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.6 million of the Company's revenue during the three and nine months ended September 30, 2024, respectively. WCF accounted for $0.2 million of the Company’s Accounts receivable, net as of both September 30, 2025 and December 31, 2024, respectively.

Related party loans

Refer to Note 13. Related Party Loans and Convertible Notes.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

22. Commitments and Contingencies
Credit card receivables
In partnership with a credit card issuing bank (the "Issuing Bank"), the Company offers a credit card product to customers. As of September 30, 2025 and December 31, 2024, the Company had outstanding commitments to purchase all credit card receivables of $150.6 million and $65.8 million, respectively, from the Issuing Bank.

Legal and regulatory matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings. Loss contingencies are accrued when management determines both that it is probable that losses have been incurred and that those losses are reasonably estimable. The Company accrued $1.0 million and $6.1 million in estimated loss contingencies as of September 30, 2025 and December 31, 2024, respectively.

These estimated loss contingencies relate to any unsettled matters in which there is at least a reasonable possibility that a material loss could be incurred. With respect to these matters, management believes losses in excess of amounts accrued, if any, are reasonably possible but cannot be reasonably estimated based on current knowledge. The Company disputes these claims and intends to continue to defend these matters vigorously.

Earn-Related Litigation

On January 12, 2023, the Securities and Exchange Commission (the "SEC") charged Gemini Trust Company, LLC ("GTC"), a wholly-owned subsidiary of the Company, for the unregistered offer and sale of securities to retail investors through GTC's facilitation of a program "Earn" that allowed customers to earn interest by lending their crypto assets to a third party partner, Genesis. The SEC’s complaint alleged that the Earn program constituted an offer and sale of securities under applicable law and should have been registered with the SEC. Genesis, which was also named in this complaint, entered into a settlement with the SEC. On April 2, 2025, the U.S. District Court for the Southern District of New York (the “SDNY”) ordered a 60-day stay, as requested by the parties, to explore a potential resolution, which stay was later extended until September 15, 2025. On September 12, 2025, the parties notified SDNY that they had reached a resolution in principle and would provide final paperwork for the resolution by December 15, 2025. The Company expects the case to remain stayed until then.

Described below are certain matters associated with Earn, totaling $137.0 million in expenses, which GTC has settled as of December 31, 2024. GTC fully accrued for these items as of December 31, 2023 and as a result there was no additional loss recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024. There is corresponding activity recorded in the statement of cash flows for the nine months ended September 30, 2024.

On October 19, 2023, GTC was named as a defendant in a lawsuit brought by the New York Attorney General (“NYAG”) against GTC and various other external parties, including but not limited to Genesis and its parent company Digital Currency Group Inc. ("DCG"), alleging violations and misrepresentations in connection with GTC's Earn program. On June 14, 2024, GTC entered into a settlement agreement with the NYAG that required GTC to distribute approximately $50.0 million (i.e. approximately 3% of in-kind assets) as described below.

On February 28, 2024, GTC entered into a settlement with the NYSDFS ("Consent Order") that required GTC to contribute $40.0 million to Earn users’ recovery. Additionally, GTC paid a civil monetary penalty of $37.0 million related primarily to the Earn program. GTC paid the $37.0 million of civil monetary penalty to the

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NYSDFS on March 11, 2024. GTC contributed bitcoin worth $40.0 million, in compliance with the Consent Order, and an additional $10.0 million, in compliance with a settlement agreement associated with the Genesis bankruptcy, towards the Earn users' recovery.

On May 29, 2024, Gemini Earn users received approximately $2,180.0 million of their crypto assets in kind, representing approximately 97% of the proceeds of a stipulated settlement reached between the relevant parties. To expedite closure, on June 20, 2024, GTC distributed the remaining approximately 3% of in-kind assets, worth approximately $50.0 million at the time of the settlement, to Earn users. By stepping in to settle the Earn matters, GTC assumed proprietary right of recovery claims of approximately $50.0 million in addition to the $7.5 million general unsecured creditor claim it already had against Genesis. The aggregate of these amounts was determined to have a book value of $29.5 million, all of which was received in 2024.

Commodity Futures Trading Commission Litigation

GTC was the subject of a lawsuit that the Commodity Futures Trading Commission (“CFTC”) filed in the Southern District of New York on June 2, 2022. GTC and the CFTC settled the matter by means of a consent order that was filed on January 6, 2025. In material part, the consent order states that GTC violated Section 6(c)(2) of the Commodity Exchange Act by making certain statements to CFTC staff that GTC reasonably should have known were false or misleading, and GTC also failed to disclose certain facts needed to make its statements not false or misleading. Without admitting or denying liability, GTC agreed to pay a $5.0 million civil monetary penalty, and to be permanently enjoined from making false or misleading statements or omitting to state material facts to the CFTC.

The Company is also subject to other matters for which it cannot reasonably estimate a range of exposure, if any, to potential associated liabilities incurred. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. The Company cannot give any assurance regarding the ultimate outcome of these matters, and their resolution could be material to the Company's operating results for any particular period.

23. Subsequent Events

Third Party and Related Party Crypto Loans

On October 8, 2025, the Company initiated repayment of approximately $116.5 million in aggregate principal outstanding under its third party loan with Galaxy by providing notice to Galaxy and posting cash collateral equal to the outstanding principal amount. The cash collateral posting was funded with proceeds from the Company's sale of its Class A common stock in connection with the Company's IPO. The loan remains outstanding due to a 90-day notice period, under the terms of the agreement with Galaxy, after which time the posted cash collateral will be used to settle the principal amount outstanding under the loan. Upon the Company's payment of the cash collateral, 818 BTC and 20,960 ETH was returned to the Company, which constitutes the crypto that the Company had pledged as collateral for its loan with Galaxy. Refer to Note 14. Third Party Loans for further details about this loan.

On October 9, 2025, the Company fully repaid the related party crypto loans that were previously entered into in order to provide collateral to Galaxy under the Galaxy loan discussed above, totaling 898 BTC and 26,629 ETH.

On October 28, 2025, the Company repaid 217 BTC of the 340 BTC related party crypto loan used as collateral to obtain surety bonds necessary for money transmitter licenses.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

SF Lease Agreement

On October 10, 2025, the Company entered into a thirty-six month lease agreement for 9,090 square feet of office space in San Francisco, California which commenced on November 10, 2025. The term of the lease expires on November 10, 2028 and requires monthly base payments of $94,688.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2024 included in a final prospectus, dated September 11, 2025 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to unlock the next era of financial, creative, and personal freedom. Gemini envisions a future where crypto will redesign the global financial system, the internet, and money in a way that provides greater choice, independence, and opportunity for all. As a trusted bridge between the traditional financial system and the emerging cryptoeconomy, we are providing access for individuals and institutions to a decentralized future that is more open, fair, and secure.

Gemini was founded in 2014 to be the most trusted, secure, and easy way to buy, sell, and store crypto assets. As of September 30, 2025, we serve approximately 587,000 MTUs and approximately 10,000 institutions in over 60 countries, with over $21.3 billion of assets on our platform.

Our core exchange product has expanded over time to become a comprehensive platform for our users to engage with the cryptoeconomy, including a derivatives exchange, staking services, an OTC trading desk, institutional-grade custody, a New York State Department of Financial Services (the “NYDFS”)-regulated stablecoin, a U.S. credit card, and a Web3 studio for NFTs. We support a large variety of crypto assets on our platform, including bitcoin, ether, and stablecoins. Additionally, in June 2025, we made tokenized equities, backed 1:1 by underlying equities, available to Gemini users in the E.U. In August 2025 and October 2025, we launched a co-branded credit card with Ripple and Solana, respectively.

We strive to deliver a seamless user experience to both retail and institutional users:

•Retail: We often serve as a primary gateway for individual retail users into the cryptoeconomy. We provide a user-friendly, secure platform and mobile app for users to buy, sell, store, stake, and transfer a variety of crypto assets. Our products aim to suit the needs of beginners and sophisticated users alike.

•Institutional: We provide institutional investors, including asset managers, hedge funds, proprietary trading firms, and corporations with a robust and secure platform to access crypto markets. We offer advanced trading, OTC trading, and institutional-grade custody.

All customer assets are held in full on our platform, ensuring every unit of cryptocurrency or fiat held by a user is available to the user. We hold MTLs or the statutory equivalent in all states that require such licenses so that we are able to operate in all 50 states and have direct access to fiat banking rails.

For the three and nine months ended September 30, 2025, we generated total revenue of $50.6 million and $119.2 million, respectively, net income (loss) of $(159.5) million and $(442.0) million, respectively, and Adjusted EBITDA of $(52.4) million and $(165.8) million, respectively. For the three and nine months ended September 30,

2024, we generated total revenue of $24.5 million and $98.9 million, respectively, net income (loss) of $(90.2) million and $(131.6) million, respectively, and Adjusted EBITDA of $(50.7) million and $(18.7) million, respectively.

Our Business Model

We monetize the products and services offerings on our platform through fees. Fee revenues are predominantly transaction-related fees on trade volume for our exchange and OTC platforms, but also include custody fees, withdrawal fees, credit card fees, advisory fees, and marketplace fees in Nifty Gateway Studio. Our total revenue is largely generated from transaction fees earned on volume-based trades across retail and institutional users on our exchange. For three and nine months ended September 30, 2025, exchange revenue represented 49.7% and 57.8% of our total revenue, respectively, of which approximately 90% and 93% was generated from retail investors, respectively. For three and nine months ended September 30, 2024, exchange revenue represented 57.1% and 65.6% of our total revenue, respectively, of which approximately 94% and 93% was generated from retail investors, respectively. Interest income is derived from USD-denominated assets we hold on our balance sheet that back our GUSD stablecoin.

Initial Public Offering and Concurrent Private Placement

On September 15, 2025, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold 15,937,501 shares of its Class A common stock at a public offering price of $28.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 300,565 shares of the Company’s Class A common stock from the Company and 458,364 shares of the Company’s Class A common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Net proceeds to the Company from the IPO were $406.3 million after deducting the underwriting discounts and commissions and before deducting offering costs of $15.2 million.

Concurrent with the IPO, Nasdaq, Inc. entered into an agreement with us to purchase 1,904,761 shares of our Class A common stock in a private placement at $26.25 per share (the “Concurrent Private Placement”). The gross proceeds to the Company from the Concurrent Private Placement were $50.0 million.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Monthly Transacting Users (in thousands)	587	478	587	478
Lifetime Transacting Users (in thousands)	1,605	1,372	1,605	1,372
Card Sign-Ups (in thousands)	63.7	1.1	86.8	3.7
Trading Volume (in billions)	$16.4	$6.7	$41.2	$23.3
Assets on Platform (in billions)	$21.3	$13.2	$21.3	$13.2
Net Income (loss) (in thousands)	$(159,514)	$(90,180)	$(441,990)	$(131,552)
Adjusted EBITDA (in thousands)(1)	$(52,381)	$(50,702)	$(165,835)	$(18,660)
___________________
(1) See the section below titled “Adjusted EBITDA” for a reconciliation of net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Monthly Transacting Users

We define an MTU as any retail or institutional user who has engaged in any revenue-generating activity or whose account otherwise generated revenue for the Company in the trailing thirty days, including transacting on our spot or derivatives exchange, holding a digital asset or fiat balance in a Gemini exchange account that generates revenue for the Company, holding a digital asset balance in a Gemini Custody account, holding a balance in our pooled Staking product, making a transaction or holding a balance on the Gemini Credit Card, or completing a fiat (wire) or digital asset withdrawal from our platform. MTUs also engage in transactions that are non-revenue generating, such as consumers sending and receiving crypto assets between wallets.

We view MTUs as a core indicator of platform engagement and overall business health, and MTUs also serve as a top-of-funnel metric in our internal financial forecasting processes. MTUs directly correlate with other key performance indicators, such as Trading Volume, and revenue, particularly because transaction-based fees represent the majority of our revenue. For example, for the three and nine months ended September 30, 2025, approximately 52.0% and 59.8%, respectively, of our revenue was derived from transaction fees. As MTUs increase, we generally experience increased transaction activity, which leads to increased fee-based revenue. In turn, this generally supports higher gross margin and contributes to increases in net income. We also use MTUs to help evaluate the performance of our growth initiatives, including our efforts to acquire new retail and institutional users, expand internationally, and broaden the number and type of crypto assets supported on our platform.

MTUs may overstate the number of unique users due to differences in product architecture or user behavior. For instance, regarding product architecture, our platform includes distinct products, such as our core exchange and Nifty Gateway, that utilize separate account structures and store user data in separate databases. While we seek to identify overlapping users across these products by cross-referencing shared information (e.g., email addresses), a single user who registers on both the exchange and Nifty Gateway using different credentials could be counted as two MTUs. Relatedly, regarding user behavior, our metrics may result in overstatement where a user intentionally or inadvertently maintains multiple accounts using different email addresses, phone numbers, or usernames. For illustrative purposes, a single user who creates one account on our exchange and another on Nifty Gateway with separate email addresses may be counted as two MTUs if the overlap is not detected. While we actively monitor for duplicate, fraudulent, or spam accounts and exclude those from our key metrics, we may not fully eliminate all duplication among legitimate users. See “Risk Factors — General Risk Factors — Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

Overall, we believe MTUs provide a meaningful measure of the breadth of active user engagement with our products, and we use this metric, among others, to evaluate the effectiveness of our user acquisition, product expansion, and engagement strategies.

MTUs presented for the end of a quarter represent the MTUs as of the last day of the respective quarter. MTUs presented as of the end of a year represent the MTUs as of the last day of that year.

Lifetime Transacting Users

LTUs represent the cumulative number of unique MTUs who have ever transacted on our platform and continue to maintain an open account, measured since inception.

LTUs provide a long-term measure of the breadth of our customer base and reflect the aggregate adoption of our platform over time. While MTUs capture monthly activity, LTUs illustrate the durability of customer relationships, since users who maintain open accounts—even if inactive in a given period—remain part of our ecosystem and are candidates for reactivation. We use LTUs to evaluate the effectiveness of our acquisition strategies and to assess the long-term potential for engagement and monetization.

LTUs, like MTUs, may be subject to overstatement due to duplicate accounts or product architecture. For example, a user who maintains separate accounts across Gemini Exchange and Nifty Gateway, or who re-registers with different credentials, may be counted more than once. While we actively monitor for and remove duplicate, fraudulent, or spam accounts, our reported LTUs may not fully eliminate all duplication. See “Risk Factors—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

Card Sign-Ups

We define Card Sign-Ups as the cumulative number of approved applications for the Gemini Credit Card in the relevant period. Card Sign-Ups include customers who have been approved to open an account, regardless of whether they have subsequently activated or used their card.

Card Sign-Ups represent the breadth of adoption of the Gemini Credit Card and reflect the effectiveness of our acquisition efforts. We view Card Sign-Ups primarily as a leading indicator of future card revenue, including interchange revenue, receivables, and crypto rewards engagement. While not all approved applicants immediately activate or use their cards, higher levels of Card Sign-Ups expand the addressable base of potential Cards Issued. We define Cards Issued as the cumulative number of credit cards that have been issued and remain open during the relevant period. This metric represents any open credit line for an account.

Card Sign-Ups do not directly measure cardholder activity, as not all approved applicants activate or use their cards. Accordingly, growth in Card Sign-Ups should be evaluated together with Cards Issued, transaction volume, and related receivables to provide a comprehensive view of card program performance.

Trading Volume

We define Trading Volume as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity of our order book and the underlying growth of the cryptoeconomy.

Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets, crypto asset volatility, and macroeconomic conditions. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume on our platform. We expect that our Trading Volume in future periods will depend on the relative availability and adoption of bitcoin, ether, and other crypto assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Trading Volume (in billions):
Retail	$1.8	$1.2	$5.1	$4.4
Institutional	14.6	5.5	36.1	18.9
Total	$16.4	$6.7	$41.2	$23.3
Trading Volume by Crypto Asset (in billions):
Bitcoin	$5.6	$4.2	$19.3	$14.4
Ether	6.8	1.3	12.8	4.8
Other crypto assets	4.0	1.2	9.1	4.1

Total	$16.4	$6.7	$41.2	$23.3
Transaction Revenue by Crypto Asset (in millions):
Bitcoin	$10	$6	$31	$27
Ether	6	3	12	13
Other crypto assets	9	5	26	25
Total	$25	$14	$69	$65

During three and nine months ended September 30, 2025 and 2024, no asset other than bitcoin and ether individually represented more than 10% of our Trading Volume. During the three and nine months ended September 30, 2024, no asset other than bitcoin and ether individually represented more than 10% of our transaction revenue. For the nine months ended September 30, 2025, no other asset other than bitcoin, ether or XRP individually represented more than 10% of our transaction revenue

Assets on Platform

Assets on Platform represents the total value of assets held on our platform and includes digital assets in custody, staking, and exchange products, user custodial fiat, and GUSD reserve assets. We view Assets on Platform as evidence of the trust that users place in our platform. The total value of Assets on Platform is influenced by various factors, including interest rates, asset prices, and the quantity and type of digital assets that users store or trade. We monetize Assets on Platform by offering custody, staking, and exchange products that generate fees based on user activity. We generally expect any growth of Assets on Platform to correlate with engagement with our products, driving transaction and services revenue for our business.

Fluctuations in crypto asset prices and changes in the quantity or types of assets held can cause Assets on Platform to rise or fall over a given period. For instance, the total quantity of assets (in crypto units or fiat) may increase in a period, but Assets on Platform could decrease if the price of one or more crypto assets drops in that period. Conversely, Assets on Platform may grow even if the quantity of assets decreases in a period, provided rising crypto prices offset that decline. Because Assets on Platform depends on multiple market-driven variables, it naturally fluctuates over time.

Historically, we have derived a material portion of our Assets on Platform from the storage of bitcoin and ether. As of September 30, 2025, bitcoin, ether, and other crypto assets represented 67.6%, 21.1%, and 8.5% of Assets on Platform, respectively, and customer custodial fiat assets represented 2.8% of Assets on Platform. As of September 30, 2024, bitcoin, ether, and other crypto assets represented 64.4%, 21.2%, and 11.4% of Assets on Platform, respectively, and customer custodial fiat assets represented 3.0% of Assets on Platform.

	September 30,
	2025	2024
Assets on Platform (in billions):
Bitcoin	$14.4	$8.5
Ether	4.5	2.8
Other crypto assets	1.8	1.5
Customer custodial fiat assets	0.6	0.4
Total	$21.3	$13.2

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude provision for (benefit from) income taxes, interest expense, depreciation and amortization, stock-based compensation expense, impairment, non-recurring legal contingencies, settlement and related costs, change in fair value on related party convertible notes, change in fair value on related party loans, and unrealized foreign exchange loss (gain).

Management believes that Adjusted EBITDA, which is a measure not presented in accordance with GAAP, provides investors with additional useful information in evaluating our performance. We use this non-GAAP measure internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of this non-GAAP measure provides investors with greater transparency with respect to our operating results and that this measure is useful for period-to-period comparisons of results. Management also believes that providing this non-GAAP measure helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy.

Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other non-GAAP measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as a tool for comparison. A reconciliation of Adjusted EBITDA is provided below to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP.

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$(159,514)	$(90,180)	$(441,990)	$(131,552)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	(1,186)	(1,019)	(6,122)	2,932
Interest expense	22,816	14,229	59,552	38,663
Depreciation and amortization	7,672	8,151	23,189	24,656
Stock-based compensation expense	45,751	1,338	48,959	4,483
Impairment	—	376	—	376
Non-recurring legal contingencies, settlements, and related costs	—	5,106	6,428	16,108
Change in fair value on related party convertible notes	8,178	9,775	25,789	23,296
Change in fair value on related party loans(1)	24,989	—	119,309	—
Unrealized foreign exchange loss (gain)	(1,087)	1,522	(949)	2,378
Adjusted EBITDA	$(52,381)	$(50,702)	$(165,835)	$(18,660)
__________________
(1) Includes the change in fair value of the 2025 Term Loan Agreement and the change in fair value of the 2024 Term Loan Agreement, which was amended in January 2025 to include a conversion feature, as outlined in Note 13. Related Party Loans and Convertible Notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q. The 2024 Term Loan Agreement was not subject to fair value measurement in prior periods.

Key Factors Affecting Our Performance

The key factors affecting our results of operations and financial performance are as follows:

Market Cycles and Crypto Asset Prices

Transaction revenue represents the majority of our revenue today, and depends on the volume of crypto asset transactions on our platform as well as the value of such transactions. Periods of rising crypto asset prices may stimulate heightened transaction activity and user onboarding on our platform, while decreasing crypto asset prices may reduce such activities in any given period. As a result, the supply and demand for crypto assets and cyclicality in the crypto market may favorably or unfavorably impact our MTUs and revenue.

We also earn custodial fee revenue based on a percentage of the daily value of assets under our custody, and staking revenue denominated in crypto assets, each of which are subject to fluctuation based on price volatility of crypto assets and market conditions.

Adoption of Crypto Assets

Our future growth and operating results are dependent on our continued ability to add users, expand the breadth of crypto assets on our platform, and launch innovative products, each of which are dependent on the continued adoption of crypto assets by market participants. Historically, the increase in total market capitalization of crypto assets has been positively correlated with crypto asset adoption. While we believe the total market capitalization of crypto assets will increase over time, creating opportunities for us to increase our user base, product offerings and transactional activity on our platform, historical trends are not indicative of future adoption, and it is possible that the adoption of crypto assets and blockchain technology may slow or never occur on a broad scale, which would negatively impact our business and operating results.

User Acquisition and Retention

Our future growth is dependent on our ability to continue to attract and retain users. We retain and grow our user base through offering competitive transaction fees, seamless user experience, robust security, diverse asset and product offerings, and marketing campaigns. We plan to continue investing in marketing initiatives to drive users to our platform and cross-sell additional products and services we provide, such as staking or the Gemini Credit Card. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars in the future. In any period, our revenues may fluctuate based on our ability to attract and retain users.

Launching Innovative Products

We intend to continue emphasizing product innovation as a key driver of user engagement. We are executing on a comprehensive product roadmap that anticipates evolving user needs while capitalizing on emerging opportunities in the cryptoeconomy. Central to this initiative is the development of enhanced user engagement tools, particularly our secure wallet solution, which serves as a gateway for users to safely access and participate in the growing onchain ecosystem. We believe that continued investment in product innovation will be central to expanding our user base and future revenue. Implementing new products may increase our costs over the short and medium term as these products reach scale and are adopted by new and existing users.

Competitive Landscape

Our operating results depend on our ability to manage competitive pressures in a rapidly-evolving crypto industry. We expect competition across our products and services to further intensify in the future as existing and new competitors introduce new products and services or enhance their value propositions for customers. As the industry matures, fee pressures may emerge over time. We intend to continue innovating to drive new products and services while delivering a premier user experience and maintaining our position as a trusted brand in the crypto space to offset the effects of these competitive pressures. If we are unable to capture value through our strategies, or if these competitive pressures emerge more rapidly than we anticipate, our operating results may be adversely affected.

Regulatory Environment

Our business is subject to oversight by numerous regulatory agencies in the United States and other jurisdictions, and our operating results and continued growth depend in part on our ability to continue to operate in compliance with applicable laws and regulation, as the regulatory environment develops over time. We plan to continue to invest significantly in our finance, legal, compliance, and security functions in order to remain at the forefront of crypto policy initiatives and regulatory trends. We may experience fluctuations in our operating results as a result of regulatory changes or actions that could limit our ability to support new blockchains and crypto assets, onboard users, and offer our products and services across jurisdictions.

Expanding Assets

Our future growth depends in part on our ability to expand the breadth of crypto assets on our platform. We are actively enhancing our token offerings for both trading and custody services and supporting emerging blockchain protocol features, such as expanding staking capabilities to provide additional yield opportunities for our users. We expect to continue to incur costs in expanding the breadth of our supported crypto assets with the objective of diversifying our revenue streams, capturing increased Trading Volume and transaction revenue, and increasing MTUs.

Strategic Acquisitions, Investments, and Partnerships

Our future growth depends in part on our ability to successfully identify acquisition, investment, and partnership opportunities. We have in the past made acquisitions to bring new capabilities to our platform and will continue to explore new acquisition opportunities that we believe are complementary to our platform. Through our strategic venture arm, Gemini Frontier Fund, we expect to continue to evaluate investment opportunities in early-stage crypto projects and startups. We will also continue to explore and enter into strategic partnerships with various companies to scale our business, including, but not limited to, partnerships to increase traffic to our platform and banking and payment processor partnerships, such as our existing partnership with Mastercard. Over the long term, we expect these partnerships will drive an increase in our MTUs and transaction revenue. Any such acquisition, investment or partnership opportunities may add additional costs during the evaluation or transitional phase before any benefits are fully captured or may otherwise affect our operating results in a given period.

International Expansion

Our future growth depends in part on our ability to expand into new markets and jurisdictions. Expansion of our product offerings and user base into new geographies will require increased costs related to marketing, legal expenses and localization of product features.

Components of Results of Operations

Revenue

Revenue includes Net revenue, which comprises of Transaction revenue and Services revenue, Other revenue and Revenue not from contracts with customers.

Transaction Revenue

Transaction revenue represents transaction fees earned from retail and institutional customers, such as wealth and asset managers, public and private companies, and other entities designated as investment vehicles. The transaction fee varies depending on the value of the transaction and/or the user’s transaction volume processed over the previous thirty-day period. Instant orders incur a convenience fee that is typically calculated at a rate around 50 basis points above the market price. In certain instances, the transaction fee can be collected in crypto assets, primarily bitcoin and ether, with revenue measured based on the fair value of the underlying crypto assets at the time of the transaction. All crypto assets received as payment are either exchanged for fiat or maintained in Company wallets for operational or other purposes.

Transaction revenue also includes revenue from our OTC trading desk and other transaction revenue such as revenue earned from customers using our digital art auction platform, Nifty Gateway and tokenized equity fees.

Services Revenue

Services revenue includes credit card revenue, staking revenue, advisory fee revenue, custodial fee revenue and other services revenue.

Credit Card Revenue: We offer a credit card that provides users with access to an electronic form of payment through the Mastercard network. Crypto asset rewards are issued to users after each credit card purchase is executed. We record interest, fees and interchange income relating to our credit card within Credit card revenue.

Staking Revenue: We offer customers a feature allowing transfers of specific assets for staking and, as a result, the opportunity to receive staking rewards from the associated blockchain network. In exchange for these staking services, we earn a fee from the customer that is calculated based on the amount of crypto assets the customer earns through staking. Staking fees are collected in crypto assets by the Company with the type of asset collected being dependent on which blockchain network the customer is staking assets on: Ether, Solana, or Polygon. Crypto asset revenue is measured based on the fair value of the underlying crypto assets at the time of the transaction.

For Ether staking, the Company provides staking services using the staking validators that it controls on its own platform. The Company determined it is the principal in Ether staking transactions as it is the primary party responsible for fulfilling the staking service. As a result, the Company discloses revenue associated with the fees earned on a gross basis.

For Solana and Polygon staking, the Company uses a third-party staking validator. The Company is the agent in these staking transactions. The Company does not control the crypto assets before or during the staking process and the Company is not responsible for the fulfillment of staking transactions or the determination of the fees earned by the pool. As a result, the Company discloses revenue associated with the fees earned on a net basis.

Advisory Fee Revenue: Revenue from advisory services consists of fees earned for providing investment strategy, asset management, and general advisory support to customers. As part of certain arrangements, we receive warrants or other equity-linked instruments as non-cash consideration. Revenue related to these warrants is recognized over time as the associated performance obligation is satisfied, based on the grant-date fair value of the warrants.

Custodial Fee Revenue: We provide a proprietary cold storage system to users that is used to securely store crypto assets offline. In exchange for this service, we earn a fee from the customer, which is based on a contractual percentage of the daily value of assets under custody and accrues each calendar day against the respective crypto asset balance. In certain instances, custody fees can be collected in crypto assets, primarily bitcoin and ether, with revenue measured based on the fair value of the underlying crypto assets at the time of the transaction.

Other Services Revenue: We provide onchain and platform-related services, including smart contract integration, token listing and evaluation services, and other technology or infrastructure support to customers and ecosystem partners. These services are recognized as revenue upon completion of the related performance obligations, which may include the successful deployment of onchain contracts, technical integrations, or completion of listing-related deliverables.

Other Revenue

Other revenue consists primarily of ancillary fees and services.

Revenue Not from Contracts with Customers

Revenue not from contracts with customers includes Interest income and Corporate interest. Interest income includes interest earned on customer custodial funds that are held at third-party banks and earn interest. Corporate interest includes interest earned on cash and cash equivalents, restricted cash and restricted cash equivalents. Interest income is included within Net revenue and Corporate interest is included within Other revenue, respectively, on the consolidated statements of operations and comprehensive loss included in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Operating Expenses

Operating expenses consist of salaries and compensation, technology, general and administrative, transaction losses, sales and marketing, and transaction processing.

Salaries and Compensation

Salaries and compensation expenses include costs incurred for employee remuneration during a specific period. It includes salaries, wages, bonuses, commissions and other forms of compensation, such as stock-based compensation and, historically, profit interest units. Additionally, it captures related expenses like payroll taxes, benefits (i.e.,health insurance, retirement contributions), and other financial incentives provided to employees.

Technology

Technology expense includes royalties, software licenses, and equipment costs related to operating and maintaining our exchange platform and other business lines.

General and Administrative

General and administrative expenses include legal, finance, compliance, human resources, executive, and other support operations. We expect general and administrative expenses to continuously grow in parallel with the growth of the business. In addition, as a public company, we expect to continue to incur additional general and administrative expenses related to compliance and reporting obligations required for public companies.

Transaction Losses

Transaction losses are expenses relating to canceled or unfunded deposit transactions from retail users. These losses typically arise when a user’s ACH deposit is prefunded or advanced by us and subsequently canceled by the user after execution of the trade but before the advanced deposit is sufficiently funded. If we are unable to collect and retain the ACH deposits associated with canceled or unfunded transactions, we incur a loss in the amount by which the uncollected deposit exceeds the fair value of the asset purchased in the associated trade, if any. Transaction losses also include provisions for credit losses associated with our credit card receivables. Other instances that result in transaction losses include unauthorized debits to user accounts and token processing defects and settlement errors.

Sales and Marketing

Sales and marketing expenses include costs related to advertising and marketing programs, and credit card crypto asset rewards. Sales and marketing costs are expensed as incurred.

Transaction Processing

Transaction processing expense includes costs incurred to operate and monitor our exchange platform and other business lines. These costs include account payment processing fees, mining fees, and fees paid to other financial institutions for user transaction activity.

Other Income (Expense)

Other income (expense) includes gains and losses on investments, net, which consists primarily of unrealized gains and losses from investment fair value adjustments.

Income Tax Benefit (Provision)

Income tax benefit (provision) includes income taxes related to U.S. federal and state income taxes as well as foreign jurisdictions. As we continue to grow into additional foreign jurisdictions, we expect our overall tax provision to increase.

Results of Operations

The following table presents the components of our consolidated statements of operations data in dollars and as a percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Net revenue(1)	$49,775	98%	$24,356	99%	$117,689	99%	$97,880	99%
Other revenue	843	2%	186	1%	1,540	1%	985	1%
Total revenue	50,618	100%	24,542	100%	119,229	100%	98,865	100%
Operating expenses:
Salaries and compensation	82,523	163%	34,175	139%	153,624	129%	101,657	103%
Technology(2)	20,317	40%	15,579	63%	54,790	46%	47,460	48%
General and administrative(3)	19,335	38%	13,822	56%	52,582	44%	44,782	45%
Transaction losses	7,693	15%	4,727	19%	15,376	13%	16,604	17%
Sales and marketing	32,926	65%	4,259	17%	58,084	49%	11,259	11%
Transaction processing	8,617	17%	4,262	17%	19,028	16%	14,188	14%
Total operating expenses	171,411	339%	76,824	313%	353,484	296%	235,950	239%
Operating income (loss)	(120,793)	(239)%	(52,282)	(213)%	(234,255)	(196)%	(137,085)	(139)%
Other income (expense):

Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	106,809	211%	(19,844)	(81)%	144,664	121%	233,950	237%
Realized and unrealized gain (loss) on related party crypto loans	(83,096)	(164)%	4,989	20%	(145,144)	(122)%	(216,747)	(219)%
Change in fair value on related party convertible notes	(8,178)	(16)%	(9,775)	(40)%	(25,789)	(22)%	(23,296)	(24)%
Change in fair value on related party loans (4)	(24,989)	(49)%	—	—%	(119,309)	(100)%	—	—%
Interest expense on related party loans	(17,847)	(35)%	(11,235)	(46)%	(48,090)	(40)%	(29,662)	(30)%
Interest expense on third party loans	(4,655)	(9)%	(2,994)	(12)%	(11,148)	(9)%	(9,001)	(9)%
Interest expense on funding debt	(314)	(1)%	—	—%	(314)	—%	—	—%
Other income (expense), net	(7,637)	(15)%	(58)	—%	(8,727)	(7)%	53,221	54%
Total other income (expense)	(39,907)	(79)%	(38,917)	(159)%	(213,857)	(179)%	8,465	9%
Net loss before income taxes	(160,700)	(317)%	(91,199)	(372)%	(448,112)	(376)%	(128,620)	(130)%
Income tax benefit (provision)	1,186	2%	1,019	4%	6,122	5%	(2,932)	(3)%
Net loss	$(159,514)	(315)%	$(90,180)	(367)%	$(441,990)	(371)%	$(131,552)	(133)%
__________________
(1) Includes related party amounts of $0.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively and $0.4 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, as outlined in Note 20. Related Party Transactions to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2) Includes related party amounts of $0.5 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, as outlined in Note 20. Related Party Transactions to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(3) Includes related party amounts of $0.6 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0 for the three and nine months ended September 30, 2024, as outlined in Note 20. Related Party Transactions to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4) Includes the change in fair value of the 2025 Term Loan Agreement and the change in fair value of the 2024 Term Loan Agreement, which were amended in January 2025 to include a conversion feature, as outlined in Note 13. Related Party Loans and Convertible Notes to our condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q. The 2024 Term Loan Agreement was not subject to fair value measurement in prior periods.

Comparison of Components of Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net Revenue
Transaction revenue
Exchange	$25,152	$14,023	$68,922	$64,868
OTC	1,065	519	1,805	1,149
Other transaction revenue	120	34	583	846
Total transaction revenue	26,337	14,576	71,310	66,863
Services revenue
Credit card revenue	8,532	2,617	17,162	7,597
Staking revenue	5,883	3,101	11,679	8,198
Advisory fee revenue	2,098	—	2,098	—
Custodial fee revenue	2,825	1,609	6,564	5,117
Other services revenue	592	—	592	—
Total services revenue	19,930	7,327	38,095	20,912

Total net revenue from contracts with customers	46,267	21,903	109,405	87,775
Other revenue
Other	118	90	309	235
Total other revenue	118	90	309	235
Revenue not from contracts with customers (1)
Interest income	3,508	2,453	8,284	10,105
Corporate interest	725	96	1,231	750
Total revenue not from contracts with customers	4,233	2,549	9,515	10,855
Total revenue	$50,618	$24,542	$119,229	$98,865
__________________
(1) Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606. Interest income is included within Net revenue and Corporate interest is included within Other revenue, respectively, on the condensed consolidated statements of operations and comprehensive loss included in our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Transaction Revenue

Exchange revenue increased by $11.1 million, or 79%, for the three months ended September 30, 2025. The increase was primarily driven by a $7.0 million increase due to 50% higher retail trading volumes, $3.3 million higher blended average fees as a greater share of trading occurred on higher-fee order types, as well as a $0.8 million reduction in incentive credits provided to market-makers, which increased net trading fees.

Exchange revenue for the nine months ended September 30, 2025, increased by $4.1 million, or 6%, mainly due to a $10.3 million increase driven by 16% higher retail trading volumes. This increase was partially offset by $4.1 million lower average blended fees due to changes in the mix of trading pairs and order types, $1.5 million lower withdrawal fees, as well as $0.7 million higher incentive credits provided to market-makers, which reduced net trading fees.

OTC revenue increased by $0.5 million, or 105%, and $0.7 million, or 57%, for the three and nine months ended September 30, 2025, respectively, primarily due to higher trading volume and more favorable trading spreads.

Other transaction revenue did not change materially for the three months ended September 30, 2025. For the nine months ended September 30, 2025, other transaction revenue decreased by $0.3 million, or 31%, reflecting a general downturn in the broader NFT market, resulting in lower transaction volume and reduced consumer demand.

Services Revenue

Credit card revenue increased by $5.9 million, or 226%, and $9.6 million, or 126%, for the three and nine months ended September 30, 2025, respectively, primarily due to continued growth in the Gemini Credit Card user base.

Staking revenue increased by $2.8 million, or 90%, and $3.5 million, or 42%, for the three and nine months ended September 30, 2025, respectively, primarily due to higher levels of staking activity and increases in staked asset volumes, general price appreciation across supported tokens and broader adoption of staking products.

Advisory fee revenue for the three and nine months ended September 30, 2025, increased due to the addition of a new advisory revenue stream related to services provided to a strategic customer. Under this arrangement, we provide advisory services and receive warrants as consideration. Revenue is recognized over time as services are being provided based on the fair value of the warrants at grant date. This new revenue stream contributed to approximately $2.1 million of revenue for the three and nine months ended September 30, 2025.

Custodial fee revenue increased by $1.2 million, or 76%, and $1.4 million, or 28%, for the three and nine months ended September 30, 2025, primarily due to growth in average crypto assets under custody.

Other services revenue for the three and nine months ended September 30, 2025, increased primarily due to the introduction of new onchain offerings, including integrations and token listing services. These services generated approximately $0.6 million in revenue as we expanded our ecosystem partnerships and provided technical support for new token launches. Given the project-based nature of these services, revenue may fluctuate from period to period depending on the size of integration or listing engagements.

Other Revenue

There was no material change in Other revenue for the three and nine months ended September 30, 2025.

Revenue Not from Contracts with Customers

Interest income increased by $1.1 million, or 43%, for the three months ended September 30, 2025, primarily driven by a $1.7 million increase in interest income on higher customer deposits, partially offset by a decrease in interest income on GUSD reserves of $0.7 million driven by lower average GUSD reserve balances compared to the prior year. For the nine months ended September 30, 2025, interest income decreased by $1.8 million, or 18%, due to a reduction in interest earned on GUSD reserves.

Corporate interest increased by $0.6 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, primarily driven by favorable average interest rates.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Salaries and compensation	$82,523	$34,175	$153,624	$101,657
Technology	20,317	15,579	54,790	47,460
General and administrative	19,335	13,822	52,582	44,782
Transaction losses	7,693	4,727	15,376	16,604
Sales and marketing	32,926	4,259	58,084	11,259
Transaction processing	8,617	4,262	19,028	14,188
Total operating expenses	$171,411	$76,824	$353,484	$235,950

Salaries and compensation expenses increased by $48.3 million, or 141%, for the three months September 30, 2025, primarily due to a $44.4 million increase in stock-based compensation related to the vesting of certain RSUs for which the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on Nasdaq Global Select Market as well as a substantial number of new equity awards granted in connection with the IPO. In addition, there was a $9.1 million increase salaries, payroll taxes and benefits driven by a 34% increase in headcount to support future growth and scale. These increases were partially offset by a $5.0 million reduction in sales team bonuses and severance expenses resulting from the closure of our India office in 2024.

For the nine months ended September 30, 2025, salaries and compensation increased by $52.0 million, or 51%, primarily driven by the $44.4 million increase in stock-based compensation discussed above. Further contributing to the increase was a $22.9 million increase in salaries, payroll taxes and benefits due to headcount growth. These increases were partially offset by a $10.5 million reduction in cash-based bonuses, as prior year annual bonuses were settled in cash whereas current year bonuses settled in equity and are therefore reflected in stock-based compensation expense. In addition, there was a $4.7 million decrease in severance and other payroll costs resulting from the closure of our India office in 2024.

Technology expenses increased by $4.7 million, or 30%, and $7.3 million, or 15%, for the three and nine months ended September 30, 2025, respectively, primarily due to increased cloud computing capacity demands to support increased transaction activity and growth.

General and administrative expenses increased by $5.5 million, or 40%, and $7.8 million, or 17%, for the three and nine months ended September 30, 2025, respectively, primarily due to a $4.4 million and $8.1 million increase, respectively, in professional services to support the preparation of our IPO and meeting compliance and reporting obligations. Further contributing to the increase was a $2.0 million and $4.5 million increase, respectively, of other corporate overhead costs to support the business. These increases were partially offset by $0.5 million and $5.1 million, respectively, lower legal expenses mainly due to reduced litigation losses and related legal support costs.

Transaction losses increased by $3.0 million, or 63%, for the three months ended September 30, 2025, primarily due to a higher volume of chargebacks, operational losses and certain isolated incidents. For the nine months ended September 30, 2025, transaction losses decreased by $1.2 million, or 7%, driven by improvements in the level of customer canceled or unfunded deposit transactions.

Sales and marketing expenses increased by $28.7 million, or 673%, and $46.8 million, or 416%, for the three and nine months ended September 30, 2025, respectively, reflecting a strategic acceleration of spend following reduced investments in the prior year. Key drivers of the increase include $12.9 million and $24.0 million increases, respectively, in agency fees and sponsorships for out-of-home and billboard campaigns as well as targeted event-based marketing at BTC Vegas, the Digital Asset Summit and Bitcoin 2026 as we focused on expanding brand awareness and customer acquisition in core markets. Additionally, credit card crypto rewards and crypto referral incentives increased by $10.8 million and $17.7 million in the three and nine months ended September 30, 2025, respectively, consistent with the growth in credit card revenue and the launch of new referral programs.

Transaction processing expenses increased $4.4 million, or 102%, and $4.8 million, or 34%, for the three and nine months ended September 30, 2025, respectively, primarily due to $2.3 million and $3.9 million, respectively, higher banking and compliance service fees, along with increased staking-related expenses of $2.1 million and $2.8 million, respectively, attributable to growth in staking activity and revenue. For the nine months ended September 30, 2025, these increases were partially offset by a decrease in mining and minting related fees of $1.8 million due to, in part, the reduction in overall mining transaction fees from exchange revenue as a result of lower gas prices.

Other Income (Expenses)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	$106,809	$(19,844)	$144,664	$233,950
Realized and unrealized gain (loss) on related party crypto loans	(83,096)	4,989	(145,144)	(216,747)

Change in fair value on related party convertible notes	(8,178)	(9,775)	(25,789)	(23,296)
Change in fair value on related party loans	(24,989)	—	(119,309)	—
Interest expense on related party loans	(17,847)	(11,235)	(48,090)	(29,662)
Interest expense on third party loans	(4,655)	(2,994)	(11,148)	(9,001)
Interest expense on funding debt	(314)	—	(314)	—
Other income (expense), net	(7,637)	(58)	(8,727)	53,221
Total other income (expense)	$(39,907)	$(38,917)	$(213,857)	$8,465

Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged improved to a gain of $106.8 million for the three months ended September 30, 2025, compared to a loss of $19..8 million for the three months ended September 30, 2024, reflecting favorable movements in crypto asset prices. For the nine months ended September 30, 2025, realized and unrealized gains on crypto assets and receivable, crypto assets pledged decreased by $89.3 million, or 38%, primarily due to the repayment of larger amounts of borrowed crypto in the nine months ended September 30, 2024 and more substantial appreciations and upward prices, which resulted in higher realized gains.

Realized and unrealized gain (loss) on related party crypto loans reflects a loss of $83.1 million for the three months ended September 30, 2025, compared to a gain of $5.0 million for the three months ended September 30, 2024. This change is primarily due to an appreciation in underlying crypto prices resulting in a higher loss upon the remeasurement of the related party crypto loans to fair value as of the reporting period. For the nine months ended September 30, 2025, realized and unrealized losses on related party crypto loans decreased by $71.6 million, or 33%, due to repayment of larger amounts of related party crypto loans in the nine months ended September 30, 2024 and more substantial appreciation and upward prices, which resulted in higher realized losses on related party crypto loans.

Change in fair value on related party convertible notes and related party loans for the three and nine months ended September 30, 2025, represents the final fair value adjustment prior to conversion in connection with the IPO, at which time related party convertible notes and related party convertible term loans were converted into equity. The related party loans were not subject to fair value remeasurement in the prior year period since the instruments did not contain a conversion feature to equity at that time.

Interest expense on related party loans increased by $6.6 million, or 59%, and $18.4 million, or 62%, for three and nine months ended September 30, 2025, respectively, primarily due to higher average outstanding principal balances on such loans, compared with the three and nine months ended September 30, 2024.

Interest expense on third party loans increased by $1.7 million, or 55%, and $2.1 million, or 24%, for three and nine months ended September 30, 2025, respectively, primarily due $1.4 million of interest expense related to the NYDIG MRA (as defined below). The remaining increase is mainly due to higher average outstanding principal balances on third party loans compared to the same period in the prior year.

Interest expense on funding debt represents interest on the Ripple Credit Agreement (as defined below), to finance our credit card receivables.

Other income (expense), net was a net expense and increased by $7.6 million, for the three months September 30, 2025. The increase in expense was driven by derivative and other crypto-denominated activity with higher fair value losses of $4.8 million recognized for the three months ended September 30, 2025. In addition, other expense for the three months ended September 30, 2025, includes an unrealized loss of $2.7 million related to the change in fair value of warrant derivative assets received as non-cash consideration under our advisory agreement. These warrants were recognized in the current year period and therefore were not present in the comparable prior-year period. The loss reflects a decline in the customer's stock price and related fair value assumptions.

Other income (expense), net decreased by $61.9 million, or 116%, changing from $53.2 million of Other income for the nine months ended September 30, 2024, to $8.7 million of Other expense for the nine months ended September 30, 2025. The change from Other income to Other expense was primarily due to the non-recurrence of a $48.5 million settlement related to the Earn litigation in the nine months ended September 30, 2024, in which we realized a gain on the crypto assets used to prefund payments to Earn customers and received reimbursements for the amounts prefunded on their behalf. The change was further impacted by derivative and other crypto-denominated activity, with higher fair value losses recognized for the nine months ended September 30, 2025, compared an immaterial fair value gain for the nine months ended September 30, 2024, for a net period-over-period impact of $10.3 million. Further, as described above, the nine months ended September 30, 2025, included a $2.7 million unrealized loss related to derivative warrants that were not present in the nine months ended September 30, 2024.

Income Tax Benefit (Provision)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Income tax benefit (provision)	$1,186	$1,019	$6,122	$(2,932)

Income tax benefit (provision) was $1.2 million and $6.1 million for the three and nine months ended September 30, 2025, respectively, compared to $1.0 million and $(2.9) million for three and nine months ended September 30, 2024, respectively. The change was primarily attributed to an adjustment to the Company's valuation allowance on the Company's deferred tax balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations primarily with cash flow from operating activities, proceeds from the private sale of equity securities, related party indebtedness from Winklevoss Capital Fund (“WCF”) denominated in bitcoin, ether, or U.S. dollars, and loan agreements with an unrelated third party. We utilize crypto assets, specifically bitcoin, as a treasury asset and given our belief that bitcoin is a better store of value and hedge against inflation than fiat, we have generally sought to incur borrowing costs in U.S. dollars rather than sell bitcoin.

On September 15, 2025, we completed the IPO, in which we issued and sold 15,937,501 shares of our Class A common stock at a public offering price of $28.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 300,565 shares of the Company’s Class A common stock from the Company and 458,364 shares of the Company’s Class A common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Net proceeds to the Company from the IPO were $406.3 million after deducting the underwriting discounts and commissions and before deducting offering costs of $15.2 million.

Concurrent with the IPO, we entered into an agreement with Nasdaq, Inc. for Nasdaq, Inc. to purchase 1,904,761 shares of our Class A common stock in a private placement at $26.25 per share. The gross proceeds to the Company from the Concurrent Private Placement were $50.0 million.

As of September 30, 2025 and December 31, 2024, we had (i) cash and cash equivalents of $487.5 million and $42.8 million, respectively, which consisted primarily of cash and highly liquid investments with an original maturity of three months or less when purchased; (ii) restricted cash and cash equivalents of $87.7 million and $28.4 million, respectively, which consisted primarily of cash deposited into money market funds and restricted cash deposits held at financial institutions as part of our capital reserve requirements and as collateral associated with our banking partnerships and surety bonds; and (iii) customer custodial funds of $532.8 million and $575.6 million, respectively, which consisted of restricted cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of users. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to users.

Additionally, Crypto assets held on our consolidated balance sheets represent corporate assets that are used as part of the ordinary course of business. We use crypto assets primarily to support our core operations, facilitate the efficiency of the exchange, and as a reserve to satisfy regulatory requirements for certain subsidiaries. Uses to support core operations include receiving crypto assets as a form of payment for Transaction revenue and Services revenue. Crypto assets received as a form of payment are converted to cash or used to fulfill operating expenses, including crypto rewards. Certain crypto assets are designated to satisfy regulatory capital or reserve requirements imposed by certain jurisdictions and regulators. These assets are subject to operational and regulatory restrictions that limit their use in day-to-day business operations. Applicable regulatory frameworks require us to maintain a minimum level of assets to meet ongoing licensing and regulatory obligations and prohibit the lending, pledging, rehypothecation and encumbrance of such assets, but do not prohibit the sale of assets held for regulatory capital purposes above regulatory minimums thereof. As of September 30, 2025 and December 31, 2024, we held approximately $320.6 million and $290.9 million, respectively, in crypto assets for regulatory requirements.

We believe our existing cash and cash equivalents, together with the proceeds from the IPO, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including continued market acceptance of crypto assets and blockchain technology, our ability to attract and retain users on our platform, the continuing market acceptance of our products and services, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for covenants that would restrict our operations. In the event that additional financing is required from outside sources, there is a possibility we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Indebtedness

Lending Agreements

We have entered into lending agreements with WCF to borrow an aggregate amount of 133,430 ETH and 11,326 BTC, at loan fees between 4% and 8% per annum since December 2022. As of September 30, 2025, loans in respect of 26,629 ETH and 5,824 BTC remained outstanding under these agreements. The purpose of these lending agreements includes meeting capital reserve requirements of regulators as well as satisfying collateral obligations under the Galaxy Lending Agreement (as defined below) and the NYDIG MRA (as defined below).

On October 9, 2025, in connection with the repayment of the principal amount outstanding under the Galaxy Lending Agreement and the corresponding return of the collateral previously provided under such agreement (as further described below), we repaid in full the WCF lending agreements that were used to provide collateral to Galaxy, totaling 898 BTC and 26,629 ETH.

Galaxy Lending Agreement

In March 2023, we entered into a Master Digital Currency Loan Agreement with Galaxy Digital LLC (“Galaxy”), an unrelated third party, that was amended and restated in April 2023 (as amended and restated, the “Galaxy Lending Agreement”). The Galaxy Lending Agreement permits us to make lending requests of various types to Galaxy Digital to borrow digital currency, including BTC, BCH, ETH, ETC, or LTC, or U.S. dollars. While term deals have stipulated maturity dates, if the lending request is in the form of an open deal, we and Galaxy

Digital each have the right to exercise a callable option and recall all or any portion of the borrowed asset. All requests are subject to providing collateral (defined as a percentage of the value of the borrowed asset) as well as paying borrow fees and late fees. In certain circumstances, if the value of a borrowed asset changes relative to the collateral provided, we may be required to provide additional collateral to Galaxy. As of September 30, 2025, there was a U.S. dollar denominated principal amount of $116.5 million outstanding under the Galaxy Lending Agreement. On October 8, 2025, we repaid the $116.5 million principal amount outstanding with a portion of the IPO proceeds, and all of the BTC and ETH collateral that was previously provided to Galaxy under the Galaxy Lending Agreement was returned back to us. The loan remains outstanding due to a 90-day notice period. For more information, see Note 23. Subsequent Events to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Ripple Credit Agreement

In July 2025, we entered into a credit agreement with Ripple Labs Inc. (“Ripple”), an unrelated third party (the “Ripple Credit Agreement”). The Ripple Credit Agreement permits us to make lending requests, from time to time, of no less than $5.0 million each, up to an aggregate commitment amount of $75.0 million (the “Initial Commitment”), which can be increased or decreased, from time to time, subject to the attainment of certain agreed upon metrics, provided that at no time shall the aggregate commitment amount exceed $150.0 million. Once the Initial Commitment is exceeded, lending requests may be made in the form of USD-denominated Ripple Stablecoin, upon our request and Ripple’s consent. All lending requests under the Ripple Credit Agreement must be secured by collateral, shall bear an interest rate per annum of 6.5% or 8.5% and must be repaid in U.S. dollars. As of September 30, 2025, there was a U.S. dollar denominated principal amount of approximately $48.9 million outstanding under the Ripple Credit Agreement and approximately $67.9 million of credit card receivables were pledged as collateral. On October 1, 2025 borrowings increased to $59.3 million, reflecting the timing of funding settlements.

NYDIG MRA

In July 2025, we entered into a Master Repurchase Agreement with NYDIG Funding LLC (“NYDIG”), an unrelated third party (such Master Repurchase Agreement, the “NYDIG MRA”). The NYDIG MRA permits us to sell digital assets to NYDIG and simultaneously agree to repurchase such assets at a later date and at a predetermined price. Each transaction is subject to margin requirements and other customary terms relating to events of default and remedies, as set forth in the NYDIG MRA. NYDIG may allow third parties to participate in (and in certain circumstances, may assign to such third parties) its rights and obligations under the NYDIG MRA. As of September 30, 2025, there were repurchase obligations in an aggregate U.S. dollar denominated amount of approximately $75.0 million outstanding under the NYDIG MRA, and such obligations were collateralized by digital assets with an aggregate fair market value of approximately $145.4 million.

Convertible Debt

In connection with the IPO, approximately $228.0 million in aggregate principal amount (plus accrued and unpaid interest thereon) in convertible notes outstanding as of the closing date of the IPO and approximately $467.6 million in aggregate principal amount (plus accrued and unpaid interest thereon) in convertible term loans outstanding as of the closing date of the IPO, automatically converted into 31,055,951 shares of the Company's Class B common stock, pursuant to their terms, at a price per share equal to 80% of the IPO price of $28.00 per share, or $22.40 per share. See Note 13. Related Party Loans and Convertible Notes for further details.

Cash Flows

The following table presents information regarding our consolidated cash flows for the periods presented:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash used in operating activities	$(80,199)	$(104,353)
Net cash provided by investing activities	3,744	79,559
Net cash provided by financing activities	537,594	84,933
Net increase in cash, cash equivalents, restricted cash and cash equivalents	$461,139	$60,139

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash expenses and non-cash movements in crypto assets and liabilities, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $80.2 million for the nine months ended September 30, 2025, driven by net loss of $442.0 million and non-cash adjustments of $242.9 million, which primarily consisted of changes in fair value on related party convertible term loans and related party convertible notes, stock-based compensation expense, depreciation and amortization, crypto asset payments for expenses, provision for transaction losses, partially offset by realized and unrealized gains on crypto assets and receivable, crypto assets pledged as well as crypto assets and warrants received as revenue. Additionally, cash used in operating activities was impacted by $69.3 million net inflow from purchases and disposals of crypto assets for operations, as well as a net inflow from changes in operating assets and liabilities of $49.6 million, driven by the timing of cash receipts and payments, and vendor payment terms.

Net cash used in operating activities was $104.4 million for the nine months ended September 30, 2024, driven by net loss of $131.6 million and non-cash adjustments of $140.9 million, which primarily consisted of crypto asset payments for expenses, depreciation and amortization, fair value changes on related party convertible notes, provision for transaction losses and stock-based compensation, partially offset by realized and unrealized gains on crypto assets and receivable, crypto assets pledged as well as crypto assets received as revenue. Additionally, cash used in operating activities was impacted by $18.9 million net inflow from purchases and disposals of crypto assets for operations, as well as a net inflow of $145.1 million from changes in accounts payable and accrued expenses as a result of payments for litigation expenses related to Earn and CFTC claims. The remaining impact to cash used in operating activities was a net inflow from changes in operating assets and liabilities of $12.5 million, driven by the timing of cash receipts and payments, and vendor payment terms.

Investing Activities

Net cash provided by investing activities was $3.7 million for the nine months ended September 30, 2025, primarily driven by $93.8 million in proceeds from the sale of crypto assets. This was partially offset by $85.0 million in net outflow for the purchase and sale of credit card receivables and $5.0 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Net cash provided by investing activities was $79.6 million for the nine months ended September 30, 2024, primarily driven by $131.7 million in proceeds from the sale of crypto assets. This was partially offset by $48.2 million in net outflow for the purchase and sale of credit card receivable and $3.5 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Financing Activities

Net cash provided by financing activities was $537.6 million for the nine months ended September 30, 2025, primarily reflecting $447.3 million in proceeds from the IPO and the Concurrent Private Placement, net of underwriting discounts and commissions and offering expenses. Net cash provided by financing activities was also driven by net proceeds of $138.2 million from the NYDIG MRA, the Ripple Credit Agreement, and related party term loans prior to their conversion into equity in connection with the IPO. These increases were partially offset by $40.5 million of net outflow from custodial funds due to customers from elevated redemptions and $7.5 million in payments related to tax withholdings upon settlement of equity awards.

Net cash provided by financing activities was $84.9 million for the nine months ended September 30, 2024, primarily driven by $60.4 million of net inflow from custodial funds due to customers from increased customer deposits and $24.6 million of proceeds from related party convertible notes.

Commitments and Contingencies

Our material future cash commitments are to repay our current indebtedness obligations, as described above in the “Indebtedness” section, and make payments under leases for our facilities. We have operating leases for office facilities with remaining terms of less than a year to ten years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term due to uncertainty. For more information, see Note 12. Leases to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Under our agreement with WebBank, we have an outstanding commitment to purchase all Gemini Credit Card customer receivables offered for sale by WebBank. In addition, we are generally required to purchase certain other Gemini Credit Card customer receivables from WebBank in the event of identity theft or other types of fraud, as well as receivables that have been delinquent for more than 90 days. As of September 30, 2025, we were obligated to purchase $150.6 million in Gemini Credit Card customer receivables pursuant to this arrangement. We maintain sufficient cash on hand to fund these payments as they become due.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements and the related notes, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date, as well as report amounts of revenue and expenses during the period. We base our estimates on historical experience, known trends and events, and various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Prospectus. Our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk associated with the effect of changes in market factors on the value of the assets and liabilities held on our balance sheet, including the following.

Interest Rate Risk

Our results of operations are exposed to changes in interest rates, among other macroeconomic conditions because we derive a portion of our revenue and net income from interest earned from funds held in custodial USD balances and GUSD reserves. Higher interest rates increase the amount of the above interest income. In addition, we incur interest expense on loans and other debt facilities. When short-term interest rates decline, our revenue and net income derived from interest correspondingly decline, which negatively impacts our profitability.

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.

A hypothetical 100 basis points increase or decrease in interest rates would have resulted in a $1.6 million and a $3.9 million increase or decrease in total revenue for the three and nine months ended September 30, 2025 and 2024, respectively, and a $6.4 million increase or decrease in total revenue for the year ended December 31,
2024.

Assets on Platform

We hold digital assets on platform in a fiduciary or agency capacity for our users. These are assets that we hold directly or indirectly on behalf of users under a safekeeping or custody arrangement and are beneficially owned by our users. Crypto assets are safeguarded using proprietary technology and operational processes designed to ensure their security. User cash balances are tracked through internal ledgering systems and held in segregated company bank accounts for the benefit of users with financial institution partners or in short-term U.S. treasuries, both directly and indirectly via money market funds.

Under our user agreements, users may deposit digital assets that are transferred into our custody and held in one or more Gemini pooled digital wallets controlled and secured by us. Users have a beneficial ownership interest in the digital assets that are allocated to them on our ledger. Digital asset balances held in the user deposit accounts are restricted from general use of our operations.

We engage an affiliated captive insurer, along with another carrier, to provide $25.0 million in crime insurance coverage for digital assets held in our hot wallet, and various third-party insurance carriers to provide $100.0 million in specie insurance coverage for digital assets held in Gemini Custody cold storage. The hot wallet insurance coverage protects, subject to policy terms, against theft from a security breach, a fraudulent transfer, or employee theft. Should any losses not be covered by insurance, the Company may be required to use our own digital assets held in reserve, or to acquire additional digital assets, in order to make users whole in the event of a loss of Assets on Platform.

Liquidity Risk

Liquidity risk is the risk that we will encounter difficulty in meeting obligations associated with our financial liabilities, including digital assets. Liquidity could be impaired by an inability to access adequate sources of financing or access digital assets to cover user obligations, and by the inability to generate sufficient cash flow from operations. In the event we require additional liquidity, there can be no guarantee we will be able to obtain such financing on reasonable terms or at all.

Bank Counterparty Risk

Our fiat banking relationships are concentrated in a limited number of financial institutions. Closure of any of these institutions could adversely impact our business, operating results, and financial condition. In 2023, due to the closures of Silvergate Bank and Signature Bank, we migrated a number of banking relationships and associated balances onto new banking platforms. We work with multiple banking partners to mitigate this risk but in the event of a banking counterparty’s failure, we could experience interrupted service or financial loss.

Digital Assets Risks

Our operations are concentrated in relatively few digital assets, primarily bitcoin and ether, and we are subject to related market, regulatory, and other risks. For three and nine months ended September 30, 2025, 52.0% and 59.8%, respectively, of our revenue was earned from transaction fees on the trading of digital assets. For three and nine months ended September 30, 2024, 59.4% and 67.6%, respectively, of our revenue was earned from transaction fees on the trading of digital assets. Investing in digital assets is highly speculative and volatile. The price of digital assets may be affected by global supply and demand, competition from other forms of digital currency, or other independent factors. The process by which digital asset transactions are settled is dependent on peer-to-peer networks and is subject to operational and market risk with regard to technical vulnerabilities.

Digital asset prices are volatile, however, we monitor and manage the risk posed to the value of our assets and liabilities by controlling the size of our digital asset exposures and hedging periodically. The majority of digital assets held reflect collateral received as part of related party loans; since the value of the assets fluctuate in tandem with that of liabilities, those holdings are market risk neutral. We also hold an inventory of crypto, primarily to support the normal course of business activity, including the distribution of rewards in crypto currency. A hypothetical 25% increase or decrease in crypto assets prices as of September 30, 2025 and December 31, 2024, would result in a $9.8 million and $4.5 million impact, respectively, to the value of our digital assets held for investment and would have been recorded as gains or losses in our condensed consolidated statements of operations and comprehensive loss.

Digital assets are controllable only by the possessor of a unique private cryptographic key controlling the address in which the digital asset is held. The theft, loss or destruction of a private key required to access a digital asset is irreversible, and such private keys would not be capable of being restored by us. The loss of private keys relating to digital wallets used to store digital assets could result in the loss of the digital assets and our Company and our users could incur substantial, or even total, loss of capital. We must adapt to technological change in order to secure and safeguard client accounts. While we believe we have developed an appropriate proprietary security system reasonably designed to safeguard digital assets from theft, loss, destruction, or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats.

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting previously identified and disclosed in our registration statement on Form S-1 (File No. 333-289665), which was declared effective by the SEC on September 11, 2025.

The material weaknesses identified pertain to the following: (i) we did not maintain an effective control environment in that a sufficient number of personnel were not available to support an effective financial close process in a timely manner; (ii) we did not maintain an effective risk assessment process, which led to some improperly designed controls; (iii) we did not establish, thoroughly communicate, and monitor certain control processes and relevant accounting policies and procedures; (iv) controls over the digital asset reconciliation between our internal ledger and the public blockchain to address the existence, recording, and safeguarding of digital assets were not effectively designed and implemented and, therefore, did not operate effectively; and (v) we did not properly design and implement controls over the launch of new products, including controls over the reconciliation of digital assets held in corporate accounts and on behalf of customers.

We have taken and will continue to take actions to remediate these material weaknesses, including hiring additional accounting and finance personnel with financial accounting, stock-based compensation, tax, and reporting expertise; increasing training and education in accounting and reporting requirements for a public company; designing and implementing processes, tools and internal controls over the financial statement close process; strengthening internal controls to align with the Committee of Sponsor Organizations framework and Internal Control over Financial Report standards; enhancing the review of journal entries and account reconciliations, including digital asset reconciliations; and retaining the services of third-party consultants to supplement our technical competencies and expertise. The remediation actions that we are taking are subject to ongoing senior management overview, as well as oversight by the Audit and Risk Committee of our board of directors.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses that are currently being remediated, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

As discussed above, we are implementing our remediation plan related to identified material weaknesses. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk Factors—Risks Relating to Our Business and Industry—We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.” and Note 22. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of legal proceedings to which we are a party.

Item 1A. Risk Factors.

An investment in our Class A common stock involves a high degree of risk. You should consider carefully the following risks, together with the financial and other information contained in this Quarterly Report on Form 10-Q, before you decide to purchase our Class A common stock. If any of the following risks or uncertainties actually occurs, our business, operating results, and financial condition could be materially and adversely affected. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment. The risks discussed below are not exhaustive; additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, operating results, and financial condition. We cannot assure you that any of the events discussed below will not occur.

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•The slowing or stopping of the development or acceptance of blockchain networks and blockchain-based assets could have a material adverse effect on the successful development and adoption of our business.
•The future development and growth of the digital asset industry is subject to a variety of factors that are difficult to predict and evaluate.
•Our operating results have and will significantly fluctuate, due to inherent volatility associated with the digital asset industry including, but not limited to, the price of digital assets, regulatory scrutiny of certain digital assets or related products or services, or changes in applicable laws. Our total revenue is substantially dependent on the volume of digital asset transactions conducted on our
•platform, which is in turn significantly affected by the prices of digital assets. If such prices or volumes decline, our business, operating results, and financial condition would be adversely affected and the price of our Class A common stock could decline.
•Our net revenue is concentrated in a limited number of areas. For our digital asset exchanges, meaningful concentration of our revenue is from transactions in bitcoin, ether and solana. If revenue from these areas declines and is not replaced by new trading in other digital assets or demand for other products and services, our business, operating results, and financial condition could be adversely affected.
•Our failure to safeguard and manage our and our users’ fiat currencies and digital assets could adversely impact our business, operating results, and financial condition.
•Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of users or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

•We operate in a highly competitive industry and we compete against unregulated or less regulated companies. We also face competition from DEXs and DAOs, which may be able to innovate faster and offer products and services that we do not offer. We also compete against companies with greater financial and other resources. Our business, operating results, and financial condition may be adversely affected if we are unable to respond to competition effectively.
•If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.
•A particular digital asset, digital asset transaction, or product or service offering’s status as a security or sold as part of a securities transaction in any relevant jurisdiction is subject to a high degree of uncertainty. If we incorrectly conclude that a digital asset, digital asset transaction, or product or service offering is not offered or sold as a security or securities transaction, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
•We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
•As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering.
•We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.

Risks Relating to Our Business and Industry

The slowing or stopping of the development or acceptance of blockchain networks and blockchain-based assets could have a material adverse effect on the successful development and adoption of our business.

Our business depends on the continued growth, development, and acceptance of blockchain networks, digital assets, and related technologies, which are subject to a high degree of uncertainty. Key factors influencing the further development of blockchain networks and digital assets include the global adoption of digital assets and blockchain technology; regulatory and quasi-government restrictions on access to and operation of blockchain networks; and the maintenance of open source protocols that support blockchain networks. Additional factors, such as shifts in consumer demographics and public preferences, the availability of alternative transaction methods, the potentially speculative nature of digital assets, and economic conditions domestically and globally, also contribute to this uncertainty. If blockchain adoption, acceptance, or functionality slows, halts, or changes in a way that diminishes our ability to grow our exchange, custody, and NFT businesses, our financial condition and growth prospects could be materially and adversely affected.

The future development and growth of the digital asset industry is subject to a variety of factors that are difficult to predict and evaluate.

If the market for digital assets declines or does not grow as we expect in terms of value, volume, or demand, our business, operating results, and financial condition could be materially adversely affected. Further, the future growth and development of the digital asset ecosystem is uncertain. Blockchain technology, digital assets, smart contracts, dApps, and DeFi are components of a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

•extreme price volatility or “black swan” events (i.e., highly improbable, unexpected occurrences with significant consequences that are extremely difficult to predict beforehand) with respect to different digital assets;

•many blockchain networks have limited operating histories and are still in the process of development, which will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks. Any of these factors could adversely affect their respective digital assets;

•many blockchain networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, and adversely affect the associated digital assets;

•technical issues, such as bugs or vulnerabilities in protocols, have led to disabled functionalities, exposure of personal information, and theft of users’ assets. These issues often require resolution by global miner, user, and developer communities, and their recurrence could undermine trust in digital assets;

•with respect to hardware used in connection with wallets and blockchain networks generally, there are risks related to technological obsolescence, the vulnerability of the global supply chain and difficulty in obtaining new hardware;

•several large networks, including Bitcoin, Ethereum, and Solana, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed or are unable to achieve widespread adoption, they could adversely affect the underlying digital assets;

•many digital assets and their underlying blockchain networks have identified security issues, bugs, and software errors, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, e.g., when creators of certain blockchain networks use procedures which could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of these computers) obtains a majority of the compute or staking power on a blockchain network, the actor or botnet might be able to manipulate transactions, which could cause significant financial losses to holders, damage the network’s reputation and security, and adversely affect its value;

•the development of new technologies for mining, such as improved application-specific integrated circuits, and changes in industry patterns such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;

•if rewards and transaction fees for miners or validators on any particular blockchain network are not sufficiently high to attract and retain miners or validators, a digital asset’s network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;

•many digital assets have concentrated ownership or an admin key, allowing a small group of holders to have significant unilateral control and influence over key decisions related to their blockchain networks or protocols, such as governance decisions and protocol changes, as well as the market price of such digital assets;

•the governance of many decentralized blockchain networks and protocols is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular blockchain network or protocol, a lack of incentives for developers to maintain or develop the network or protocol, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network or protocol’s utility and ability to respond to challenges and grow;

•many blockchain networks and protocols are in the early stages of developing partnerships and collaborations, any one or more of which may not succeed and adversely affect the usability and adoption of their respective digital assets;

•digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets and use of digital assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to (i) process funds for digital asset transactions; (ii) process wire transfers to or from digital asset exchanges, digital asset-related companies, and service providers; or (iii) maintain accounts for persons or entities transacting in crypto assets. As a result, the prices of various digital assets are largely determined by speculators, miners and validators, thus contributing to price volatility which makes retailers less likely to accept digital assets as a form of payment in the future;

•banks may not provide or may cut off banking services to businesses that provide digital asset-related services or that accept digital assets as payment, which could harm our banking infrastructure, limit us from operating in certain jurisdictions or limit product or service offerings, dampen liquidity in the market, and damage public perception of digital assets generally or any one digital asset in particular (such as bitcoin) and their or our utility as a payment system. These actions could decrease the price of crypto assets generally or individually;

•there is a lack of liquid markets in certain digital assets, and these markets are subject to possible manipulation;

•certain digital assets have concentrated ownerships, and large sales or distributions by holders of such digital assets, or “whales,” could have an adverse effect on the market price of such digital assets; and

•the characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams.
Acceptance and/or widespread use of digital assets is uncertain and the prices of digital assets can be extremely volatile. For example, since 2023, the trading price of bitcoin has fluctuated from a low of approximately $16,000 to highs above $120,000. Our revenue is substantially dependent on the prices of digital assets and volume of digital asset transactions conducted on our platform. If such price or volume declines, this would materially adversely affect our business, operating results, and financial condition.

Our operating results have and will significantly fluctuate, due to inherent volatility associated with the digital asset industry including, but not limited to, the price of digital assets, regulatory scrutiny of certain digital assets or related products and services, or changes in applicable laws.

Our operating results are dependent on digital assets and the broader digital asset industry. Due to the highly volatile nature of the digital asset industry and the prices of digital assets, which have experienced and continue to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader digital asset industry.

Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•our dependence on offerings that are, in turn, dependent on digital asset trading activity, including trading volume and the prevailing trading prices for digital assets, whose trading prices and volume can be highly volatile;

•our ability to attract, maintain, and grow our user base and engage our users;
•changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
•regulatory changes or scrutiny that impact our ability to offer certain products or services;
•increased regulatory certainty, which could lead to greater competition from traditional financial services firms and other competitors with broader access to financial resources;
•our ability to continue to diversify and grow our revenue;
•pricing for or temporary suspensions of our products and services;
•investments we make in the development of products and services, as well as international expansion, and sales and marketing;
•adding digital assets to, or removing them from, our platform;
•our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
•market conditions of, and overall sentiment towards, the digital asset industry;
•macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;
•adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•the development and introduction of existing and new products and services by us or our competitors or the emergence of new competitors;
•our ability to control costs, including operating expenses incurred to grow and expand our operations and remain competitive;
•system failure, outages, or interruptions, including with respect to our digital asset platform and third-party digital asset networks, which have occurred in the past and will likely occur in the future;

•our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;
•breaches of security or privacy;

•real or perceived improper or unauthorized use of, disclosure of, or access to confidential, proprietary, personal, or sensitive data; and
•our ability to attract and retain talent.

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate. In view of the rapidly evolving nature of our business and the digital asset industry, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may vary significantly from historical or projected rates and our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our Class A common stock may be volatile.

Our total revenue is substantially dependent on the volume of digital asset transactions conducted on our platform, which is in turn significantly affected by the prices of digital assets. If such prices or volumes decline, our business, operating results, and financial condition would be adversely affected and the price of our Class A common stock could decline.

We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of digital assets by our users. The transaction price, represented by the trading fee, varies depending on the value of the transaction and/or the user’s transaction volume processed over the previous thirty-day period. Instant orders also incur a convenience fee that is typically calculated at a rate around 50 basis points above the market price. Declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may result in lower total revenue to us.

The price of digital assets and associated demand for buying, selling, and trading digital assets have historically been subject to significant volatility. For instance, in 2017, the value of certain digital assets, including bitcoin, experienced steep increases in value, and our user base expanded worldwide. Value increases of certain digital assets, including bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which adversely affected our net revenue and operating results. While the value of digital assets, including bitcoin, increased significantly in 2024 and 2025, if the value of digital assets and transaction volume do not continue to increase or they experience a decline in the future, our ability to generate revenue may suffer and user demand for our products and services may decline. These factors could adversely affect our business, operating results, and financial condition and cause the price of our Class A common stock to decline. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

•market conditions of, and overall sentiment towards, digital assets and the digital asset industry, including, but not limited to, as a result of actions taken by or developments of other participants in the digital asset industry;
•changes in liquidity, market-making volume, and trading activities;
•trading activities on other digital asset platforms worldwide, including platforms that may be impacted by manipulative trading activity;
•investment and trading activities of highly active consumer and institutional users, speculators, miners, validators, and investors;
•the speed and rate at which digital assets are able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

•the ability or inability of the digital asset industry to develop and commercialize profitable near-term use cases for digital assets and blockchain technology generally;

•decreased user and investor confidence in digital assets and crypto platforms;
•negative publicity and events relating to the digital asset industry;
•unpredictable social media coverage or “trending” of digital assets, or other rumors and market speculation regarding digital assets;
•the functionality and utility of digital assets and their associated ecosystems and networks, including digital assets designed for use in various applications;
•consumer preferences and perceived value of digital assets and digital asset markets;
•increased competition from other payment services or other digital assets that exhibit better speed, security, scalability, or other characteristics;
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting digital asset industry participants;
•regulatory or legislative changes, including a change in sentiment towards, and scrutiny and updates affecting the digital asset industry;
•the characterization of digital assets under the laws of various jurisdictions around the world, some of which could require technical modifications to our platform that would be difficult and time consuming to complete;
•the adoption of unfavorable taxation policies on digital asset investments by governmental entities;
•the maintenance, troubleshooting, and development of blockchain networks and associated digital assets, including by miners, validators, and developers worldwide;
•the ability for blockchain networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•legal and regulatory changes affecting the operations of miners and validators of blockchain networks, including limitations and prohibitions on mining activities, or new legislative or regulatory requirements as a result of growing environmental concerns around the use of energy in Bitcoin and other proof-of-work mining activities;
•ongoing technological viability and security of digital assets and their associated smart contracts, applications, and networks, including vulnerabilities against hacks and scalability;
•fees and speed associated with processing digital asset transactions, including on the underlying blockchain networks and on digital asset platforms;
•financial strength of market participants;
•the availability and cost of funding and capital;

•liquidity and credit risk of other digital asset platforms;
•interruptions or temporary suspensions or other compulsory restrictions in products or services from or failures of major digital asset platforms;
•the availability of an active derivatives market for various digital assets;
•the availability of banking and payment services to support digital asset-related projects;
•instability in the global banking system;
•the level of interest rates and inflation;
•monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•national and international economic and political conditions.
There is no assurance that any supported digital asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of digital assets or the demand for trading digital assets declines, our business, operating results, and financial condition would be adversely affected and the price of our Class A common stock could decline.

Our net revenue is concentrated in a limited number of areas. For our digital asset exchanges, a meaningful concentration of our revenue is from transactions in bitcoin, ether and solana. If revenue from these areas declines and is not replaced by new trading in other digital assets or demand for other products and services, our business, operating results, and financial condition could be adversely affected.

While we support a diverse portfolio of digital assets for trading, staking, and custody, for our digital asset exchanges, our net revenue is concentrated in a limited number of areas, such as transactions in bitcoin, ether, and solana. During 2022 and 2023, the value of bitcoin, ether, solana, and other digital assets declined steeply. While the value of many digital assets recovered in 2024, if the value of these digital assets does not continue to increase or declines in the future, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader digital asset industry described in this section, our revenue may be adversely affected if the markets for bitcoin, ether, and solana deteriorate or if their prices decline, including because of the following factors:
•the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduces the block reward earned by miners;
•public sentiment related to the actual or perceived environmental impact of blockchain technology and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the Bitcoin mining process;
•the migration of Ethereum to a proof-of-stake consensus mechanism;
•disruptions, hacks, splits in the underlying networks also known as forks, attacks by malicious actors who control a significant portion of the networks’ hash rate through double spend or 51% attacks, and similar incidents affecting the Bitcoin, Ethereum, or Solana blockchain networks;
•hard forks resulting in the creation of and divergence into multiple separate networks, such as Bitcoin Cash and Ethereum Classic;

•informal governance led by Bitcoin, Ethereum, and Solana’s core developers that leads to revisions to the underlying source code or inactions that prevent network scaling, and which evolves over time largely based on self-determined participation, which may result in new changes or updates that affect their speed, security, usability, or value;
•the ability for Bitcoin, Ethereum, and Solana’s blockchain networks to resolve significant scaling challenges and increase the volume and speed of transactions;
•transaction congestion and fees associated with processing transactions on the Bitcoin, Ethereum, and Solana networks;
•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of Satoshi’s bitcoin;
•negative perception of Bitcoin, Ethereum, and Solana;
•developments in mathematics, technology, digital computing, algebraic geometry, and quantum computing that could result in the cryptography which is used by Bitcoin, Ethereum, and Solana becoming insecure or ineffective;
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting digital asset industry participants;
•regulatory, legislative, or other compulsory or informal restrictions or limitations on Bitcoin, Ethereum, and Solana lending, mining, or staking activities;
•liquidity and credit risk issues experienced by other digital asset platforms and other participants of the digital asset industry; and
•laws and regulations affecting the Bitcoin, Ethereum, and Solana networks or access to these networks, including a determination that either Bitcoin, Ethereum, or Solana constitutes a security or other regulated financial instrument under the laws of any jurisdiction.

A significant amount of the trading volume on our platform is derived from a relatively small number of institutional market makers, and the loss of these market makers, or a reduction in their trading volume, could have an adverse effect on our business, operating results, and financial condition.

A relatively small number of institutional market makers have historically accounted for around half of the total trading volume on our platform. We expect significant trading volume and net revenue attributable to these market makers for the foreseeable future. As a result, while our business is not materially dependent on any single user, a loss of these market makers, or a reduction in their trading volume, and our inability to replace them, could have an adverse effect on our business, operating results, and financial condition.

Our operating expenses may increase in the future, and absent corresponding revenues we may not be able to achieve profitability or positive cash flow from operations, which may cause our business, operating results, and financial condition to be adversely impacted.

Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, expand our international business, and incur regulatory or compliance expenses. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may be further impacted by reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the digital asset industry, regulatory uncertainty or scrutiny, or changes that impact our ability to offer certain products or services, any failure to capitalize on growth opportunities, or failure of new products and services we develop to gain traction in the market. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow in any period. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions, and their effects on the digital asset markets and our users. The United States and other key international economies have periodically experienced cyclical downturns in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall heightened economic uncertainty. Adverse general economic conditions have impacted digital assets, although the extent of which remains uncertain and dependent on a variety of factors, including market adoption of digital assets, global trends in the digital asset industry, central bank monetary policies, instability in the global banking system, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations, can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. For example, capital and credit markets have experienced extreme volatility and disruptions in the past, leading to significant declines in the value of digital assets. To the extent general economic conditions and digital assets markets materially deteriorate or the current decline continues for a prolonged period, our ability to generate revenue and to attract and retain users could suffer and our business, operating results, and financial condition could be adversely affected. Moreover, even if general economic conditions improve, there is no guarantee that the digital asset industry will similarly improve.

Further, in 2022, several blockchain protocols and digital asset financial firms, and in particular protocols and firms involving high levels of financial leverage such as high-yield lending products or derivatives trading, suffered from insolvency and liquidity crises, including FTX, Celsius Networks, Voyager, and Three Arrows Capital. Some of these failures are alleged or have been held to be the result of fraudulent activity by insiders, including misappropriation of user funds, illicit activity, and failures in internal controls. In connection with these incidents, concerns were raised about the potential for a market condition where the failure of one company leads to the financial distress of other companies. If such a market condition were to become widespread in the digital asset industry, we could suffer from increased counterparty risk, including defaults or bankruptcies of major users or counterparties, which could lead to significantly reduced activity on our platform and fewer available digital asset market opportunities in general. Further, forced selling of digital assets by distressed companies could lead to lower digital asset prices and may lead to a reduction in our revenue. To the extent that conditions in the general economic and digital asset markets were to materially deteriorate, our ability to attract and retain users may suffer.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors regarding such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silvergate Capital Corp. announced it would wind down operations and liquidate Silvergate Bank. Soon after, the Federal Deposit Insurance Corporation was appointed as receiver for Silicon Valley Bank and Signature Bank. As a result of these developments and related issues with other financial institutions, the prices of fiat-backed stablecoins were temporarily impacted and may be similarly impacted again in the future. Instability in the global banking system could have negative ramifications, such as additional market-wide liquidity problems or impacted access to deposits and investments for users of affected banks and certain banking partners. Our business, operating results, and financial condition could be adversely affected as a result.

With respect to our credit card business, economic downturns may negatively affect our cardholders’ ability to repay outstanding debt, leading to increased delinquency and default rates. During periods of economic stress, such as recessions or rising unemployment, cardholders may face reduced income or financial instability, impairing their ability to meet payment obligations. Higher delinquency rates can result in increased credit losses and may require us to increase our loan loss reserves, which could adversely affect our profitability. Additionally, prolonged economic hardship may limit our ability to recover on charged-off accounts, further impacting financial performance. These factors could significantly impact our credit card business, operating results, and financial condition.

Fluctuations in currency exchange rates could harm our operating results and financial condition.

Revenue generated and expenses incurred from our international operations are often denominated in the currencies of the local countries. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results reflected in our U.S. dollar-denominated financial statements. Our financial results are also subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. As a result, it could be more difficult to detect underlying trends in our business and operating results. To the extent that fluctuations in currency exchange rates cause our operating results to differ from expectations of investors, the market price of our Class A common stock could be adversely impacted. From time to time, we may engage in currency hedging activities to limit the risk of foreign currency exchange rate fluctuations. To the extent we use hedging instruments to hedge exposure to fluctuations in foreign currency exchange rates, the use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and may introduce additional risks if we are unable to structure effective hedges with such instruments.

Interest rate fluctuations could negatively impact us.

The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from funds deposited with us by our users which we hold on their behalf in custodial accounts at banks and from stablecoin revenue, which is derived from interest earned on GUSD reserve balances. Higher interest rates increase the amount of interest income and stablecoin revenue earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines, which negatively impacts our profitability. Further, if interest rates were to significantly decline from levels reached in the recent interest rate environment, our net revenue could decline. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the digital asset industry more generally.

Rising interest rates may also materially and adversely impact our credit card program by impacting cardholders’ ability to repay outstanding balances, leading to higher delinquency and default rates. As interest rates increase, the cost of carrying debt rises for cardholders, which may strain their financial resources and reduce their capacity to meet monthly payment obligations. This environment could lead to a higher proportion of cardholders falling behind on payments, increasing our credit losses and requiring us to raise our loan loss reserves. Additionally, higher interest rates may reduce cardholder spending and demand for credit, which could limit the revenue, growth, and profitability of our credit card business. These effects could collectively harm our credit card business, operating results, and financial condition.

Our failure to safeguard and manage our and our users’ fiat currencies and digital assets could adversely impact our business, operating results, and financial condition.

We hold fiat currencies and safeguard digital assets on behalf of our users. Our expanding number of regulated entities will rely on an increasing number of hot, MPC, and cold wallets, as well as an increasing number of omnibus bank accounts, which heightens the complexity of our operations, including fiat and blockchain reconciliations and the maintenance of our internal ledger and related accounting procedures. Subcustodial arrangements among our various regulated entities adds to the operational complexity of our international operations. Delays, errors, or failures in these operations could result in investigations, regulatory and enforcement actions, or litigation, and adversely impact our reputation, business, operating results, and financial condition.
Our ability to manage and accurately safeguard our users’ assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our third-party service providers do the same. Our success and the success of our offerings requires significant public confidence in our ability to properly manage users’ balances and handle large and growing transaction volumes and amounts of user funds. Any failure by us to maintain the necessary controls or to manage user digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm or significant financial losses, lead users to discontinue or reduce their use of our products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.

We deposit, transfer, and custody user cash and digital assets in multiple jurisdictions. In each instance, we are required to safeguard users’ assets using bank-level security standards applicable to our hot and cold wallet and storage systems, as well as our financial management systems related to such custodial functions. In general, the overwhelming majority of digital assets on our platform are held in cold storage. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees, service providers, or others acting contrary to our policies could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse user digital assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time.

We also hold fiat currency and digital assets for administrative and operating purposes. We segregate such assets from our users’ assets by maintaining an internal ledger that distinguishes between customer assets, company assets, and those of affiliates or others. We perform monthly reconciliations between this ledger and onchain balances, maintain an audit trail of all ledger and trading activity, and utilize controls that are subject to our SOC 1 Type 2 exam. Despite these steps we take to segregate such assets from our user assets, any failure to properly safeguard, manage, or account for these funds could result in financial losses, regulatory scrutiny, reputational harm, or legal liability.

The loss or destruction of a private key required to access our or our users’ digital assets may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to the digital assets we hold on behalf of users, our users may be unable to access their digital assets, which could harm user trust in us and our products and services and cause regulatory scrutiny.

In order to own, transfer, and use a digital asset on an underlying blockchain network, a person must have a private and public key pair associated with a blockchain address, commonly referred to as a “wallet.” Digital assets are generally controllable only by the possessor of the unique private key relating to the wallet in which the digital assets are held. To the extent that any of the private keys or other necessary credentials relating to our wallets containing digital assets held for our own account or for our users is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. Any loss of private keys or other credentials relating to, or hack or other compromise of, digital wallets used to store our users’ digital assets could adversely affect our users’ ability to access or sell their digital assets, require us to reimburse our users for their losses, and subject us to significant financial losses in addition to losing user trust in us and our products and services. As such, any loss of private keys or other digital wallet credentials due to a hack, employee or service provider misconduct or error, or other compromise by third parties could negatively impact our brand and reputation, result in significant losses, and adversely impact our business.

Cyberattacks and security breaches—whether affecting our platform, our employees, our users, or third parties—could adversely impact our brand and reputation and our business, operating results, and financial condition.

Our business involves the collection, storage, transmission, and processing of confidential information such as user, employee, service provider, and other personal data, and information required to access user assets. We have built our reputation on the premise that our platform offers users a secure way to purchase, store, and transact in digital assets. As a result, any actual or perceived security breach affecting us or our third-party partners may:

•harm our reputation and brand;
•result in our systems, networks, or services being unavailable and interrupt our operations;
•result in improper disclosure of data and violations of applicable privacy and data protection laws;
•result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;
•cause us to incur significant remediation costs;
•lead to theft or irretrievable loss of our or our users’ fiat currencies or digital assets;
•reduce user confidence in, or decreased use of, our products and services;
•divert the attention of management from the operation of our business;

•result in significant compensation or contractual penalties from us to our users or third parties as a result of losses to them or claims by them; and
•adversely affect our business and operating results.
For example, in 2022, certain of our third-party vendors and suppliers experienced data breaches, which resulted in the exposure of the email addresses and phone numbers of certain of our users, and corresponding notification to those users and applicable regulators. Further, in June 2024, an unauthorized actor breached the systems of a service provider of one of our third-party ACH banking partners, affecting approximately 15,000 of our users, resulting in notification to those users and applicable regulators. In each case, there were no material failures of our technology systems.

An increasing number of organizations, including large merchants, businesses, technology companies, financial institutions, and government institutions have disclosed breaches of their information security systems and networks, some of which have involved sophisticated and highly targeted attacks, on their or their third-party service providers’ websites, mobile applications, and infrastructure. Any actual or perceived breach or cybersecurity attack directed at other financial institutions or digital asset companies, whether or not we are directly impacted, could lead to a general loss of user confidence in the digital asset industry or in the use of technology to conduct financial transactions, which could negatively impact us and market perception of the effectiveness of our security measures and technology infrastructure.

Attacks upon systems and networks across a variety of industries, including the digital asset industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals which include state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including users’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Such threats may see their frequency increased and effectiveness enhanced by the use of artificial intelligence (“AI”). Further, these risks may be heightened in connection with ongoing global conflicts such as Russia’s invasion of Ukraine or the Israel-Hamas conflict. These attacks may occur on our systems and networks or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems and networks remain undisturbed. Attacks may be designed to exploit operational vulnerabilities or other weaknesses in our processes or procedures, to deceive employees and service providers into releasing control of our systems or networks, or to introduce computer viruses and malware into our systems or networks with the intent to steal confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.

Although we have not experienced a direct hack in over ten years and we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We may, from time to time, experience future breaches of our security measures. These breaches may be due to human error, malfeasance, insider threats, system errors, system vulnerabilities and other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and networks, as well as those of our users, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, ransomware, denial-of-service attacks, and attempting to fraudulently induce individuals (including employees, service providers, and our users) into disclosing usernames, passwords, payment card information, and other sensitive information, which may in turn be used to access our information technology systems and users’ digital assets. Threats can come from a variety of sources such as criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities because of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time. Any perceived or actual security breach—whether affecting our platform, our users, or third parties—may expose us to legal risk and potential liability, including governmental or regulatory investigations and class action litigation.

While we generally perform cybersecurity diligence on our key third-party service providers, we do not control our third-party service providers and our ability to monitor their cybersecurity measures is limited. Some of our third-party service providers may store or have access to our data and may not have effective controls, processes, or practices to protect our information from data breaches or other cybersecurity incidents. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies, or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Due to applicable laws and regulations or contractual obligations, we may be held responsible for data breaches or other cybersecurity incidents attributed to our service providers as they relate to the information we share with them. Such incidents could expose us to significant financial and legal liabilities, including regulatory fines, penalties, litigation, and remediation costs.

    Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, other types of unlawful activity or resulting disruptions, data theft, and loss from such events. We cannot be certain that our insurance coverage will continue to be available to us on economically reasonable terms, if at all, or that any insurer will not deny coverage as to any future claims. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation and our business, operating results, and financial condition.

Custody services, and any blockchain technology on which they rely, may be the target of cyberattacks or may contain exploitable flaws in their underlying code, which may result in security breaches and the loss or theft of digital assets that are held or deposited.

Custody services, their structural foundation, and the software applications and other interfaces or applications upon which they rely (including blockchain technology) are based on relatively new technologies, and there can be no assurances that custody services are or will be fully secure, which may result in losses of users’ digital assets and an unwillingness of market participants to access, adopt, and utilize digital assets or the custody services. Examples of the above include but are not limited to:

•a cyberattack causing a user withdrawal instruction, or a withdrawal address being altered;
•a user receiving an incorrect blockchain address, or us sending digital assets to the wrong blockchain address;
•hardware failures delaying or preventing deposits and withdrawals;
•the tampering or spoofing of user instructions and materials;
•deposit addresses being incorrectly stored;
•the hacking or unavailability of user portals rendering users unable to access their account;
•vulnerabilities within the applicable blockchain code arising or the blockchain being manipulated by a malicious actor;
•attacks on third-party technology supplier infrastructure, such as cloud providers;
•a cyberattack causing the individual to lose otherwise valid credentials;
•the tampering with laptop codes to cause withdrawals to incorrect withdrawal addresses; and
•bad acts by employees, third-party service providers, and others.
While we will take steps to ensure security and protection against such incidents, no assurance can be given that our custody services are or will be fully secure and protected from attack, and any failure in this regard could result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, thereby adversely affecting our reputation, business, operating results, and financial condition. The impact of such attacks could also negatively impact the utilization of digital assets and potentially result in a decline in the broader market price of the affected digital assets.

Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of users or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

Our reputation and ability to attract and retain users and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our digital asset exchanges and our NFT marketplace, Nifty Gateway, and the ability of our users to trade digital assets and NFTs are dependent on our ability to access the blockchain networks underlying the supported digital assets and NFTs, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and partners, and certain digital asset and blockchain networks have experienced from time to time, and may experience in the future, service interruptions or degradation. This can be due to hardware and software bugs, defects, or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, including systems of companies we have acquired, or the systems of our third-party service providers and partners are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems or networks, or those of our third-party service providers, are disrupted for any reason, as has happened in the past, our products and services may be interrupted or even fail, potentially resulting in unanticipated disruptions, slower response times and delays in our users’ trade execution and processing, failed settlement of trades, delays in withdrawing stakes assets, incomplete or inaccurate accounting, recording, or processing of trades, unauthorized trades, loss of user information, increased demand on limited user support resources, user claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our operations, including our exchange, custody, credit card, and NFT businesses. Significant or persistent interruptions in our services could cause current or potential users or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation. Moreover, to the extent that any system failure or similar event results in damages to our users or their business partners, these users or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

Our data processing systems, or other operating systems and facilities, and those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our and our third-party service providers’ control. While we have business continuity, disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately covered or addressed by such policies and procedures. Furthermore, if such failures, interruptions, or security breaches are not detected immediately, their effect could be compounded. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats and our use of third-party service providers with access to our systems and data.

Because we are a regulated financial institution in certain jurisdictions, interruptions may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.

Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, terrorist financing, proliferation financing, tax evasion, and scams. If any of our users use our platform to further such illegal activities, our business could be adversely affected.

Our platform may be exploited to facilitate illegal activity including fraud, money laundering, terrorist financing, proliferation financing, tax evasion, and scams. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a user is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, or prosecution, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, digital assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of digital assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital asset transactions, and encryption technology that anonymizes these transactions, that make digital assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, CFTC, the FTC, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving digital assets. We also support digital assets that incorporate privacy-enhancing features, and may from time to time support additional digital assets with similar functionalities. These privacy-enhancing digital assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these digital assets may cause us to be at increased risk of liability arising out of anti-money laundering (“AML”) and economic sanctions laws and regulations.

While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing users, we cannot ensure that we will be able to detect all illegal activity on our platform. Illegal activity, the appearance of illegal activity, or government inquiries into the potential for illegal activity may have an adverse impact on our business, operating results, and financial condition. Further, any efforts to identify and remedy such illegal or fraudulent activity may be costly, time-consuming and ultimately may not be successful. If any of our users use our platform to further such illegal activities, our business and reputation could be materially and adversely affected.

From time to time, we may encounter technical issues in connection with the integration of supported digital assets and changes and upgrades to their underlying networks, which could adversely affect our business.

In order to support any supported digital asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our users, and to integrate such supported digital assets with our existing technical infrastructure. Some digital assets require extensive development work, and there is no guarantee that we will be able to integrate successfully with any existing or future digital asset. In addition, such integration may introduce software errors or weaknesses into our cryptocurrency exchange or NFT marketplace, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our digital asset exchanges or NFT marketplace. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may be forced to stop supporting the affected digital asset. This could result in frozen or lost user assets, compromised wallet security, and disruptions to our digital asset exchange, NFT marketplace, and technical infrastructure, all of which could adversely impact our business.

Relatedly, as new product features or additional supported assets are made available by our digital asset exchanges, the various system components and supporting function systems may not integrate properly and the new product features may not be sufficient to meet the needs of our users. Such potential technical limitations may limit our ability to effectively respond to industry and regulatory changes, market demands, or user needs. For more information, see “—Risks Relating to our Business and Industry—If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.”

Our insurance coverage is limited, may not cover all losses, and could be hard to maintain in the future.

We rely on insurance carriers to insure losses resulting from a breach of our physical security or cybersecurity measures, or by employee or third-party theft. Our insurance coverage for such malfeasance is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Our ability to maintain such insurance is subject to the insurance carriers’ ongoing underwriting criteria. Our inability to obtain and maintain appropriate insurance coverage could result in substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny. Any loss of a user’s fiat currency or digital assets could result in a subsequent lapse in insurance coverage, which could adversely impact our business, operating results, and financial condition.

We operate in a highly competitive industry and we compete against unregulated or less regulated companies. We also face competition from DEXs and DAOs, which may be able to innovate faster and offer products and services that we do not offer. We also compete against companies with greater financial and other resources. Our business, operating results, and financial condition may be adversely affected if we are unable to respond to competition effectively.

The digital asset industry is highly innovative, rapidly evolving, characterized by competition, experimentation, changing user needs, frequent introductions of new products and services, and uncertain and evolving industry and regulatory requirements. We expect competition across our products and services to further intensify in the future as existing and new competitors introduce new products and services or enhance existing products and services. We compete against a number of companies operating both within the United States and abroad, including those that focus on traditional financial services and those that focus on digital asset-based services.

Our current and contemplated competition falls into the following categories:

•other highly regulated digital asset custodians and exchanges, both in the U.S. and abroad;
•certain foreign digital asset custodians and exchanges that are either unregulated or subject to significantly less stringent or onerous regulation, some of whom are potentially able to more quickly adapt to trends, support a greater number of digital assets, and develop new digital asset-based products and services due to less stringent or onerous regulatory scrutiny;
•DEXs, DAOs, and dApps;
•other stablecoin issuers, both in the U.S. and other jurisdictions;
•traditional financial technology and brokerage firms that have entered, or may enter, the digital asset market to offer overlapping features targeted at our users; and
•other credit card issuers in the credit card market, which makes it potentially difficult to attract and retain users for our Gemini Credit Card due to intense competition.
Historically, a major source of competition has been from companies, in particular those located outside the U.S., who at times are and may in the future be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models benefit from being unregulated or only regulated in a small number of jurisdictions with less onerous regulations than the U.S., while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. Our ability to compete with these companies is limited. Due to the fact that we hold licenses in several jurisdictions with developed regulatory regimes, we have not been able to offer products and services that some users may desire, including products and services that our unregulated or less regulated competitors offer to our users.

We also compete against an increasing number of DeFi and noncustodial platforms, including DEXs and DAOs. On these platforms, users can interact directly with a market-making smart contract or onchain trading mechanism to exchange one type of digital asset for another without any centralized intermediary.

These platforms are typically not as easy to use as our platform, and some lack the speed and liquidity of centralized platforms, but various innovative models and incentives have been designed to bridge the gap. In addition, such platforms have low startup and entry costs as market entrants often remain unregulated and have minimal operating and regulatory costs. A large number of decentralized platforms have been developed and released on Ethereum, Tron, Polkadot, Solana, and other platforms, many of which have experienced significant growth and adoption. Concerns about the security of assets following incidents on centralized exchanges, such as the Chapter 11 bankruptcy filing of FTX and convictions for fraud and mismanagement of funds of its founder and former CEO, may increase adoption of decentralized and noncustodial platforms. Decentralized exchanges may also not require their users to fill out Know Your Customer (“KYC”) forms, offering an additional layer of privacy to users. We expect interest in decentralized and noncustodial platforms to grow further as the industry develops. If our users move to these decentralized exchanges, our revenue may decline and our business, operating results, and financial condition will be adversely affected.

We have expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors, particularly those structured as DEXs and DAOs, have not had and may not have to incur.

The NFT space, in particular, has recently emerged as a highly competitive market, with new players expected to enter the field in the near future. If we do not secure substantial market share quickly, we may face intensified challenges in competing effectively with other entrants, which could harm our operating results. Similarly, if we are unable to capture a significant market share in the credit card industry, the intense competition within this already saturated market could make it challenging to differentiate our product and achieve our growth targets.

Additionally, given the broad scope of our products and services, we also compete with digital and mobile payment companies and anticipate increasing competition from traditional financial services companies. Many innovative startup companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer digital asset-based services in the future as the industry gains adoption. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Our current and potential competitors possess various competitive advantages over us, including:

•the ability to trade digital assets and offer products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our banking partners, and other factors) such as tokens that constitute securities or derivative instruments under U.S. or foreign laws;
•greater name recognition, longer operating histories, larger user bases, and larger market shares;
•larger sales and marketing budgets and organizations;
•more established marketing, banking, and compliance relationships;
•greater user support resources;
•greater resources to make acquisitions;
•lower labor, compliance, risk mitigation, and research and development costs as a percentage of revenues;
•larger and more mature intellectual property portfolios;
•greater number of applicable licenses or similar authorizations;
•established core business models outside of the trading of digital assets, allowing them to operate on lower margins or at a loss;

•operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and
•substantially greater financial, technical, and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include dApps, DeFi, yield farming, NFTs, play-to-earn games, lending, staking, liquid staking and restaking, token wrapping, governance tokens, innovative programs to attract users such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, Layer 2 blockchain networks, and novel cryptocurrency fundraising and distribution schemes, such as initial coin offerings. We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our user base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract users, generate revenue, or perform or integrate well with third-party applications and platforms. We may periodically reevaluate, scale back, or discontinue certain product or service offerings if they do not perform as anticipated or meet our commercial viability criteria, which could result in additional costs, operational disruption or reputational harm. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, including risks associated with pursuing or operating under new or evolving regulatory frameworks, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain users, including large, institutional, high-frequency, and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing users, and to attract new users may be adversely affected.

If we do not effectively scale our business, or are unable to maintain and improve our systems and processes, our operating results could be adversely affected.

We have experienced a period of significant growth in recent months, both in terms of employee headcount, international footprint, and user growth. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls. Growth and scaling back initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing, and retaining a partially remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to non-compliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the digital asset market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, and reductions in force. For example, our recent period of growth followed a decline in users, volume, and revenue, which led us to reduce our workforce in 2022, 2023, and early 2024. As a result of our reduction in workforce, we also lost institutional knowledge. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

We remain open to, and continue to consider, opportunistic acquisitions and investments, which could require significant management attention, disrupt our business and, if consummated, result in dilution to our stockholders and adversely affect our financial results.

As part of our business strategy, we continue to routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. Through our venture subsidiaries, Gemini Frontier Fund, LLC and Gemini Frontier Fund Cayman, LLC (collectively, “Gemini Frontier Fund”), we also invest in companies and technologies, many of which are private companies and technologies that are highly speculative in nature. In the future, we may not be able to find other suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investments.

Moreover, our previous and future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to consummate the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of convertible debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Because our long-term success depends, in part, on our ability to expand our services to users outside the United States, our business is susceptible to risks associated with international operations.

We currently have subsidiaries in the United States and abroad. We plan to enter into or increase our presence in additional markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a growing business in an environment of diverse cultures, languages, customs, tax regimes, legal systems ,alternate dispute systems, and regulatory systems. As we continue to expand our business and user base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:

•difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local user service operations, local infrastructure to manage supported cryptocurrency or other financial instruments and corresponding books and records, and legal and regulatory compliance costs associated with different jurisdictions;
•the potential need to vary pricing and margins to effectively compete in international markets;
•the need to adapt and localize our products and services for specific countries, including offering services and support in local languages;
•compliance with multiple, potentially conflicting and changing governmental laws and regulations across different jurisdictions;
•compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities, as well as economic and trade sanctions;
•the need to comply with a greater set of law enforcement inquiries;
•compliance with the extraterritorial reach of any U.S. regulatory rules, including those imposed by the CFTC, SEC, the Financial Crimes Enforcement Network (“FinCEN”), or other U.S. based regulators;
•compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and other local anti-corruption laws;
•difficulties obtaining and maintaining required licensing from regulators in foreign jurisdictions;
•competition with companies that have greater experience in the local markets or pre-existing relationships with users in these markets or that are subject to less regulatory requirements in local jurisdictions;
•varying levels of payments and blockchain technology adoption and infrastructure, and increased network, payment processing, banking, and other costs;
•difficulties collecting in foreign currencies and associated foreign currency exposure;
•difficulties holding, repatriating, and transferring funds held in offshore bank accounts;
•difficulties adapting to foreign customary commercial practices, enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;
•restrictions on digital asset trading;

•stringent local labor laws and regulations;
•potentially adverse tax developments and consequences;
•antitrust and competition regulations; and
•regional economic and political conditions.
    We have limited experience with most international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by users in new markets. We may also face challenges in complying with local laws and regulations. For example, we may be subject to regulatory frameworks that are evolving, have not undergone extensive rulemaking, and could result in uncertain outcomes for our users and/or our ability to offer competitive products or services in the broader digital asset industry. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.

Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure crypto-related financial services may not maximize short-term or medium-term financial results.

We have taken, and expect to continue to take, actions that we believe are in the best interests of our users and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include expending significant managerial, technical, and legal efforts on complying with laws and regulations that are applicable to our products and services and ensuring that our products are secure. We also focus on driving long-term engagement with our users through innovation and developing new industry-leading products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our stockholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, operating results, and financial condition.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, services, and platform, our business, operating results, and financial condition may be materially and adversely affected.

Our success depends on our ability to retain existing users and attract new users to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded, price-sensitive, and competitive market. There is no assurance that we will be able to competitively innovate or offer better prices, that we will be able to retain our current users or attract new users, or keep our users engaged. Any number of factors can negatively affect user retention, growth, and engagement, including:

•user demand shifting to other products and services, including those that we are unable to offer due to regulatory reasons;
•our failure to introduce new and improved products and services that are favorably received;
•our failure to support new and in-demand asset classes or if we elect to support certain asset classes with negative reputations;

•changes in user sentiment about the quality or usefulness of our products and services, including from concerns related to privacy, security, regulatory compliance, or other factors;
•adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation in the United States or other jurisdictions in which we operate;
•restrictions on our ability to access markets in certain jurisdictions due to legislation, regulatory requirements, or interventions by regulatory authorities;
•negative user perception regarding the digital assets on our platform;
•technical or other problems preventing us from delivering our products and services with the speed, functionality, security, and reliability that our users expect;
•cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities causing losses to us or our users, including losses to assets held by us on behalf of our users;
•modifications to our pricing model or modifications by competitors to their pricing models;
•our failure to provide adequate user service; or
•adverse media reports or other negative publicity relating to our business, competitors, or the industry as a whole.
From time to time, certain of these factors have negatively affected, and may continue to negatively affect in the future, user retention, growth, and engagement to varying degrees. Any decrease in user retention, growth, or engagement could render our products and services less attractive to users and may have a material adverse effect on our business, operating results, and financial conditions.

In addition, to retain existing users and attract new users, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain users. As a result, we have historically, and expect to continue to, incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices, and to do so in a timely and cost-effective manner. If we fail to innovate and deliver products and services, or fail to do so quickly compared to our competitors, our business and our ability to successfully compete, to retain existing users, and to attract new users may be materially and adversely affected.

Disputes with our users could adversely impact our brand and reputation and our business, operating results, and financial condition.

From time to time we have been subject to claims and disputes with our users with respect to our products and services, such as claims and disputes arising from allegedly fraudulent or unauthorized transactions and account takeovers. In the future, we are likely to face similar claims, and also possibly claims relating to the execution and settlement of digital asset trades, problems with deposits and withdrawals of digital assets, failures or malfunctions of our systems and services, or other issues relating to our products and services. The ingenuity of criminal fraudsters, combined with many users’ failure to adopt best practices including use of hardware security keys (e.g., Yubikeys), will likely cause our users to continue to be subject to account takeovers and other identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, to be effective, they require continuous improvement and optimization for continually evolving forms of fraud. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our users, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor user experiences, including indefinite account inaccessibility for some of our users, which increases our user support costs and can compound damages. We could incur significant costs in compensating our users, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We could be subject to investigation and enforcement action by a multitude of state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission (the “FTC”), state attorneys general in the United States, the U.K. Financial Conduct Authority, the U.K. Financial Ombudsman Service, and the U.K. Office of Fair Trading, each of which monitors user complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.

There is uncertainty as to whether, and if so to what extent, the Electronic Fund Transfers Act (“EFTA”), applies to digital asset exchanges and custodians, such as us, and to transactions on such platforms. A case filed in the Superior Court for the District of Columbia sought a declaration from that court that EFTA applies to our business, as well as injunctive relief. Gemini is appealing an adverse ruling in that case. The application or extension of EFTA to us and to transactions on platforms such as ours would significantly increase our litigation expenses, as well as user fraud losses borne by us as a result of litigation, and would significantly adversely affect our business, operating results, and financial condition.

Some of our user agreements, including those in the U.S., contain arbitration clauses with class action waivers. While these may limit our exposure to consumer class action litigation, and have been generally enforced in the U.S., there is a risk that some U.S. federal, state, or non-U.S. courts may decline to enforce our arbitration clauses or class action waivers, or that the law applicable to these provisions changes in an adverse manner. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of arbitration clauses or class action waiver provisions. Any prohibitions, limitations on, or discontinuation of the use of such arbitration or class action waiver provisions could subject us to additional lawsuits. There can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. There have been instances in which litigants have responded to arbitration clauses paired with class action waivers by filing numerous arbitrations against one company. In some instances, this has caused the companies targeted by mass arbitrations to incur significant amounts in arbitration filing fees, in addition to other arbitration costs. If we were subject to mass arbitration as such, it would adversely affect our business, operating results, and financial condition. While we have taken steps to mitigate the risk of mass arbitrations, there is no guarantee that these steps have been or will be effective.

We have settled 49 related arbitrations brought by approximately 141 clients of one institutional user of our platform, IRA Financial Trust Company (“IRAF”). As of November 7, 2025, we are facing 194 arbitrations filed by Earn users seeking additional interest separate from their recovery in the Genesis Global Capital, LLC (“Genesis”) bankruptcy. Consistent with the rules of the arbitration provider, National Arbitration and Mediation (“NAM”), GTC has agreed to participate in 15 “bellwether” arbitrations and all other matters have been stayed pending the outcome of these arbitrations. GTC has prevailed in the first five of these bellwether arbitrations. It is possible the number of arbitrations we face increases in the future.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Gemini” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity about us, including our products, services, technology, data privacy and cybersecurity practices, user service, personnel, and digital asset or digital asset platforms generally could diminish confidence in, and the use of, our products and services. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. In addition, because we are a founder-led company, actions by, or unfavorable publicity about, Tyler and Cameron Winklevoss may adversely impact our brand and reputation. Their high visibility and role as vocal proponents of digital assets may also attract additional scrutiny from the public or regulatory bodies, irrespective of whether we or our co-founders have engaged in any unlawful conduct. Any deterioration in our reputation, negative publicity, or unauthorized use of our brand or marks, including as a result of social media reports, regardless of the accuracy of such publicity, could have a material adverse effect on our business, operating results, and financial condition.

We are leveraging AI technologies in the development of certain of our products and processes. These technologies may present business, compliance, and reputational risks.

We currently use machine learning and AI, both proprietary and third-party technologies, to support our products, processes, and internal operations and have plans to expand our use of AI in the future. For example, we use AI models to assess the risk of ACH fraud and duplicate accounts, assist with identity verification, analyze customer feedback, and power customer service chatbots. These models are trained primarily on internal datasets, including user transaction history, account activity, and customer service interactions, and operate under data governance protocols that prohibit the use of sensitive or personally identifiable information in generative AI applications. We also use third-party generative AI tools under enterprise agreements for internal use cases such as resume screening and developer support.

Our research and development of such technology remains ongoing and may be costly and yield inefficient results. As with many new and emerging technologies, AI presents significant potential for efficiencies but also risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may suffer. For example, if our competitors or other third parties incorporate AI-powered solutions into their products more quickly or more successfully than us, this could impair our ability to compete effectively. At the same time, use of AI has recently become the source of significant media attention and political debate. Although we attempt to mitigate this risk, content generated by AI systems may be offensive, illegal, or otherwise harmful. Further, such content may appear correct but is factually inaccurate, misleading or otherwise flawed, which could negatively impact our users, harm our reputation and business, and expose us to liability. AI and machine learning models require training on training datasets prior to production use, and in some instances, AI algorithms or training methodologies may be overbroad, insufficient, or contain biased information. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, users, or society, or result in our products and services not working as intended. Further, if third parties allege that our AI and machine learning models violate applicable law, or that our use of training data violates applicable law or third-party rights, we may be subject to legal liability or we may be forced to retrain our models on different datasets, which could result in unexpected costs, and adversely affect the availability of our offerings or their reliability, or otherwise make them less useful for their intended purpose. Human review of certain outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts.

Additionally, the regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly and as the regulatory framework for machine learning technology, generative AI and automated decision making evolves, our business may be adversely affected. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect our use and provision of AI-powered solutions. Because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies, and we may not be able to adequately anticipate or respond to these evolving laws and regulations. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, operating results, and financial condition.

As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. We expect that such utilization of AI will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position and to address any ethical, reputational, technical, operational, legal, competitive, or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, operating results, and financial condition.

The use of AI-powered solutions has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal data of users of AI-powered solutions.

If we experience data breaches or other cybersecurity incidents in connection with our use of AI-powered solutions, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. Additionally, if any of our employees, contractors, vendors, or service providers use any third-party AI-powered solutions in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce, our intellectual property or confidential information, harming our competitive position and business. In addition, third-party AI technologies that we utilize in our business may include open source software. These AI technologies may incorporate data from third-party sources, including our users’ information they input into the AI tools, which may expose us to risks associated with data rights and protection. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI-powered software, will depend on our implementation, maintenance, monitoring, and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI-powered solutions in our business. Further, if we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs.

We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, and financial condition could be adversely affected.

We have in the past, and may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation, and enhancements to our platform and products and the provision of our services. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them, may be time-consuming and complex, and may distract management.

Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with partnerships, collaborations, joint ventures, or strategic alliances, we consider a wide range of economic, legal, and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results, and financial condition, operational ability to satisfy our and our users’ needs in a timely manner, efficiency and reliability of systems, certification costs to us or to our users, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our users’ needs, which may adversely affect our ability to deliver products and services to users, and which may adversely impact our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third-party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.

Banking relationships in the digital asset space have historically been difficult to obtain and maintain. Loss of a critical banking or insurance relationship could adversely impact our business, operating results, and financial condition.

We rely on bank relationships to provide banking rails for our platform. In particular, users’ cash holdings on our platform are held with one or more of our multiple banking partners in omnibus accounts. Given the industry in which we operate, our banking partners may view us as a higher risk customer for purposes of their AML programs, notwithstanding the fact that the subsidiaries through which we operate hold all required licenses for their current activities. GTC and Gemini Moonbase, LLC (“Gemini Moonbase”) are registered money services businesses with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations, which are enforced by FinCEN (the “BSA”). In addition, we hold MTLs or the statutory equivalent in all U.S. states requiring such licenses for our operations. Further, GTC is a limited purpose trust company chartered by the NYDFS. Likewise, our foreign subsidiaries hold all required licenses, including from the U.K. Financial Conduct Authority, the Central Bank of Ireland, and the Monetary Authority of Singapore.

We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system, regulatory uncertainty and scrutiny, or our banking partners’ policies. The loss of banking partners or the imposition of operational restrictions by banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, as a result of the myriad of regulations, the risks of digital assets generally, the adverse reputational impact of widely-publicized negative events (such as FTX’s collapse) on our industry, implicit or explicit pressure from banking regulators and supervisors, or in the event of an adverse outcome of any litigation, financial institutions in the United States and globally may decide to not provide, or be prohibited from providing, account, custody, or other financial services to us or the digital asset industry generally.

If the financial institutions we rely on face bank resolution or failure, limit or stop their digital asset activities, or if banking access for digital asset participants is restricted in a certain country, it could lead to temporary delays or unavailability of critical services in that country. This may affect our operations, reduce the availability of vendors or quality of services available to us or our users, and cause a general disruption in the digital asset industry, potentially reducing activity on our platform, which may adversely impact our business, operating results, and financial condition. For example, our business and operations were affected by the closures of Silvergate Capital Corp. and Signature Bank and the cessation of their real-time fiat currency payment networks in March 2023.

We also rely on insurance carriers to insure user losses resulting from a breach of our physical security, cybersecurity, or by employee or third-party theft. Our ability to maintain such insurance is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny.

We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties for various aspects of our business, including payment processors, and banks; cloud services and data centers for infrastructure, smart contract development, and website functionality; and external providers for user support, compliance, and product development. Many or all of these third-party service providers are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party banking relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics, and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our products and services, impose additional costs or requirements on us or our users, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our users on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users on our behalf, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses, or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

We may suffer losses as a result of our staking activity and related user services.

Certain supported digital assets enable holders to earn rewards through staking digital assets and participating in governance. We currently allow our users in some jurisdictions to stake certain digital assets that we hold on their behalf, and we anticipate our staking options to expand in the future. If we or any third-party service providers or smart contracts fail to perform as expected, or if we suffer cybersecurity attacks, experience security issues, or encounter other problems, our users’ assets may be irretrievably lost or withdrawals of staked assets could be delayed. Technical issues on our platform have interfered with the ability of our users to withdraw staked assets in the past. In addition, certain blockchain networks may impose penalties, or “slashing,” if the staking or other related activities are not performed appropriately. Relevant issues and activities include malicious activity on the network, double signing any transaction or extended downtimes on our platform, among others. If we or any of our third-party service providers are slashed by the underlying blockchain network, our users’ assets may be confiscated by the network, resulting in losses for which we could be deemed responsible. Any penalties or slashing events could damage our brand and reputation, cause us to suffer financial losses, discourage existing and future users from utilizing our products and services and may otherwise adversely impact our business. Relatedly, as staking features or protocols or additional supported assets are made available by our digital asset exchange, the various system components and supporting function systems may not integrate properly and the new product features may not be sufficient to meet the needs of our users. Moreover, as staking protocols evolve, the various system components may not keep pace with protocol expectations or specification. Such potential technical limitations may limit our ability to effectively respond to industry and regulatory changes, market demands or user needs.

We may provide loans to our users, which would expose us to credit risks and may cause us to incur financial or reputational harm.

We may provide commercial loans to qualified users secured by their crypto or fiat asset holdings on our platform, which would expose us to the risk of our borrowers’ inability to repay such loans. In addition, such activity would result in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we would be subject to additional regulatory scrutiny. Furthermore, we are exposed to the risk of our users’ inability to repay their Gemini Credit Card balances pursuant to WebBank’s extension of credit. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified users to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit approval process, pricing, loss forecasting, and scoring models may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.

Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on loans may increase due to factors such as prevailing market conditions in the digital asset industry, the price of bitcoin and other crypto assets, which have experienced significant fluctuations, the amount of liquidity in the markets, and other factors. Borrowers may seek protection under federal bankruptcy law or similar laws. If a borrower of a loan files for bankruptcy (or becomes the subject of an involuntary petition), a stay may go into effect that will automatically put any pending collection actions on the loan on hold and prevent further collection action absent bankruptcy court approval. The efficacy of our security interest in user collateral is not guaranteed under applicable state law or the Uniform Commercial Code and therefore we may be exposed to loss in the event of a user default, even if we appear to be secured against such default. If any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed. We intend to continue to explore other products, models, and structures for offering financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed.

We rely on our agreement with WebBank to offer the Gemini Credit Card. If our relationship with WebBank were to end, the ability to continue to offer the Gemini Credit Card would be affected.

We offer the Gemini Credit Card to eligible consumers through an agreement with WebBank, our bank partner. If our relationship with WebBank were to end or if WebBank were to cease operations, our ability to continue to offer the credit card product would be affected, which could adversely affect our financial and business results. In such an event, we would need to either partner with a different bank or rely on individual state lending licenses (to the extent necessary) to continue to offer the credit card product. If we partner with a new bank, issuance and servicing of the credit card product could be disrupted and delayed as we transition to a different bank partner. We also may face increased costs and compliance burdens if the agreement with WebBank is terminated.

Further, the Gemini Credit Card is subject to various laws, regulations, and industry standards, all of which are subject to change and some of which are subject to uncertain interpretation. If we fail to accurately predict how such laws, regulations, and standards apply to our business, or if any deficiencies or violations of any such laws, regulations, or industry standards are identified by us, or asserted by any regulatory authority, we could be subject to regulatory enforcement causing WebBank to terminate our relationship or subjecting us to an indemnity claim by WebBank, either of which could have a material adverse impact on our credit card business.

The Gemini Credit Card is subject to increasingly sophisticated frauds that can be difficult to detect, including income and identity misrepresentation and credit bust-out schemes. Such fraud schemes could have a material adverse impact on our credit card business.

The Gemini Credit Card business relies on the integrity of borrower information, including income, employment status, and identity, to assess creditworthiness and manage risk across the credit card program.

Misrepresentations of borrower income, employment, or identity, whether intentional or otherwise, could lead to extensions of credit to individuals or entities who lack the ability or intent to repay their debts. Additionally, fraudulent schemes—particularly, credit bust-out schemes where cardholders deliberately establish and build out credit histories with the intent of defaulting on large sums, which have been perpetrated against the Gemini Credit Card program in the past—pose a significant risk to the credit card business.

Our underwriting and fraud detection systems are designed to identify inaccuracies and fraudulent activity, but these systems have inherent limitations and may not fully prevent losses from sophisticated schemes or material misrepresentations. If a significant number of accounts are impacted by misrepresentations of borrower information or become involved in fraudulent schemes or activities, credit losses could increase substantially. This could materially impact our reputation, business, operating results, and financial condition, potentially leading to decreased investor confidence.

Moreover, any failure to effectively identify and prevent misrepresentation and fraudulent activity may require us to invest additional resources into detection systems and fraud monitoring, further impacting our profitability. If we are unable to sufficiently manage or mitigate these risks, we may face increased regulatory scrutiny, potential legal action, and reputational harm, which could have a material adverse effect on our business, operating results, and financial condition.

The Gemini Credit Card program has been the target of sophisticated fraud attacks in the past, resulting in financial losses. We have implemented measures that are intended to protect against credit card fraud losses, but no credit card anti-fraud measure, or combination thereof, can be perfectly effective. It is difficult to predict the extent to which the anti-fraud measures now in place, or that may be put in place in the future, will be effective in mitigating or preventing fraud. Moreover, the credit card business is highly regulated by multiple regulators. Measures to control credit fraud can lead to regulatory investigations, regulatory enforcement actions, and civil lawsuits brought by the government or private litigants. Some of the anti-fraud measures implemented in connection with the Gemini Credit Card program have triggered regulatory scrutiny and might draw regulatory scrutiny in the future, including with respect to Equal Credit Opportunity Act. Litigation or enforcement actions relating to the credit card program could harm our reputation and jeopardize our relationship with WebBank, which issues the Gemini Credit Card and extends credit to users thereof. If our relationship with WebBank were to end, we would have to find a replacement issuing bank in order to maintain the Gemini Credit Card program. If we were not successful, our business, operating results, and financial condition would suffer. See “—Risks Relating to our Business and Industry—We rely on our agreement with WebBank to offer the Gemini Credit Card. If our relationship with WebBank were to end, the ability to continue to offer the Gemini Credit Card would be affected.”

There can be no assurance that our recent collaboration with Ripple and the launch of our co-branded credit card will be successful in generating a recurring stream of revenue.

Our growth strategy includes expanding and diversifying our revenue sources. On August 25, 2025, we launched a co-branded credit card in conjunction with Ripple. The launch was a substantial factor in more than 30,000 new credit card sign-ups in the month of August 2025, a new monthly high that was more than twice the number of credit card sign-ups in the prior month. While these sign-ups reflect initial customer interest in the Ripple cobranded credit card, not all approved applicants will activate or use their cards, and therefore sign-ups alone are not necessarily indicative of cardholder activity or future revenues. The ultimate performance of the Ripple cobranded credit card will depend on factors such as the number of cards actually issued and remaining open, cardholder transaction volume, and the level of related receivables. As a result, there can be no assurance that the recent launch of our co-branded credit card with Ripple will be successful in generating a recurring stream of revenue for our business.

We hold certain investments in various crypto assets and may suffer losses.

We hold investments in a number of crypto assets. These investments are subject to significant risks due to the inherent volatility associated with the digital asset industry. See “—Risks Relating to our Business and Industry—Our operating results have and will significantly fluctuate, due to inherent volatility associated with the digital asset industry including, but not limited to, the price of digital assets, regulatory scrutiny of certain digital assets or related products and services, or changes in applicable laws.” In addition, some of the crypto assets we own rely on DeFi protocols for their utility and value. These DeFi protocols are built on self-executing smart contracts designed to facilitate digital asset transactions without intermediaries. These investments typically earn interest based on borrower repayment rates and are generally accessible for withdrawal without restrictions. However, our investments in DeFi protocol tokens are subject to significant DeFi-specific risks, including, but not limited to, regulatory uncertainty, smart contract vulnerabilities, credit and collateral risks, and governance risks. If any of these risks materialize, the value and recoverability of our investments in DeFi protocol tokens could be materially and adversely affected, potentially resulting in financial losses and reputational harm.

Marketplace demand for NFTs and creative products is unpredictable.

Our NFT business depends significantly on consumer demand for NFTs and other digital creative products traded on Nifty Gateway. The market for NFTs is nascent, highly dynamic, volatile, and subject to changes in consumer interest, preferences, and trends that may be hard to predict. Demand for NFTs can fluctuate significantly based on various factors, including, but not limited to, trends in digital art, collectibles, gaming, and metaverse developments, as well as overall sentiment towards digital assets.

Furthermore, the NFT marketplace is sensitive to broader economic factors, including changes in consumer disposable income, inflation, and financial market conditions, which could affect consumers’ willingness and ability to purchase digital assets and NFTs. If demand for NFTs and digital creative products were to decline, or if market conditions led to a reduction in trading activity on Nifty Gateway, we could experience lower transaction volumes, reduced fee revenues, and decreased user engagement, all of which could adversely impact our NFT business, our financial position, and our results of operations.

Accurately forecasting consumer interest and demand in the NFTs and digital creative products space is challenging, given the evolving nature of these markets and their reliance on emerging technology. Any significant decrease in NFT demand or transaction volume on Nifty Gateway could materially and adversely affect our financial performance and growth prospects. If these trends were to persist for an extended period, we may determine that continuing to operate Nifty Gateway is not commercially viable and could decide to scale back or discontinue our NFT operations entirely. In addition, if NFTs were to face broader regulatory scrutiny, resulting in a negative shift in public perception or limitations on their use, the market may contract, impacting the sustainability of our NFT business model, and resulting in an adverse effect on our financial position and results of operations.

The redemption risk and regulatory risk associated with stablecoins may adversely affect our business and financial position.

We currently issue GUSD, a U.S. dollar-backed stablecoin, as well as support other stablecoins on our platform. Stablecoins have a unique risk associated with redemptions in which the stablecoin is exchanged for the underlying asset. The underlying assets are often invested into perceived “safe” investments such as U.S. treasuries. However, there is no guarantee that the underlying assets for all stablecoins are put into instruments that are as safe as they may be perceived to be. There is a risk that the assets may not be redeemable at the 1:1 redemption ratio (i.e., 1 USD for 1 stablecoin). If we or third-party stablecoin issuers experience redemption pressures or liquidity shortfalls, it could lead to market instability and reduced user confidence in stablecoins, including GUSD, which could negatively impact our business.

Recently, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), which establishes a regulatory framework for payment stablecoins, was entered into law. It is not yet known how the GENIUS Act will be interpreted by courts. Further, the sale and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the various jurisdictions relevant to our business. The risks associated with stablecoins may adversely affect interest in and demand for the products and services we seek to offer, and subject us to additional regulatory uncertainties, which may result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, as well as adversely affect our business, operating results, and financial condition.

Due to unfamiliarity and some negative publicity associated with digital asset platforms, existing and potential users may lose confidence in digital asset platforms.

Unlike securities or other traditional asset exchanges and financial services providers, digital asset platforms are relatively new and, in some jurisdictions, unregulated. While many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices, and regulatory compliance, many digital asset platforms do not provide this information, which could result in users making uninformed investment decisions. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of digital asset trading. Additionally, digital assets may be more vulnerable than other types of assets to market or price manipulation and other fraudulent practices, including due to the lack of regulation globally. Any actual or perceived false trading in trading platforms or any other fraudulent or manipulative acts and practices, and any associated negative publicity, could adversely affect the value of digital assets and/or negatively affect the market perception of such digital assets and, by extension, other digital asset markets and platforms, including our platform. Larger platforms like ours are more appealing targets for hackers and malware. For example, in February 2025, the digital asset trading platform Bybit reportedly lost approximately $1.5 billion in Ether through a hacker-induced transfer from its cold wallet to a wallet address said to be associated with the Lazarus Group (a hacker group believed to be run by the government of North Korea). Such attacks could cause users to lose confidence in digital asset platforms.

Additionally, numerous digital asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, users of these platforms were not compensated or made whole for their losses. For example, in November 2022, FTX, a crypto exchange, filed for bankruptcy and a year later, in November 2023, FTX’s CEO was found guilty on fraud charges. On March 27, 2023, the CFTC announced the filing of a civil enforcement action in the U.S. District Court for the Northern District of Illinois charging, among others, various entities that operate the Binance platform and Binance’s co-founder and CEO with numerous violations of the U.S. Commodities Exchange Act of 1936 (the “CEA”) and CFTC regulations. Furthermore, on June 5, 2023, the SEC filed a civil complaint in the U.S. District Court for the District of Columbia against Binance and other related entities, as well as its co-founder and CEO. The complaint consisted of thirteen charges, including misleading investors and operating as an unregistered securities exchange, broker and clearing agency in violation of U.S. securities laws. While on May 29, 2025, the SEC dismissed its civil lawsuit, on November 21, 2023, Binance and its CEO pled guilty to federal criminal charges that Binance violated and caused a financial institution to violate the BSA, with Binance entering into a $4.3 billion settlement with the U.S. Justice Department, in addition to the confiscation of certain assets and its CEO resigning and accepting an individual fine of $50 million. Binance also settled with the CFTC on November 21, 2023.

The outcome and results of these and other enforcement actions against digital asset platforms, to the extent not already resolved or dismissed, may have a significant negative impact on the adoption and use of digital assets both globally and within the United States and could negatively impact the liquidity, volatility, and value of such assets. In addition, there have been reports that a significant amount of digital asset trading volume on digital asset platforms is fabricated and false in nature. Such reports may indicate that the market for digital asset platform activities is significantly smaller than otherwise understood.

Negative perception, a lack of stability and standardized regulation in the digital asset industry, and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, as well as any associated losses suffered by users, may reduce confidence in digital assets and result in greater volatility of the prices of digital assets, including significant depreciation in their value. Any of these events could have a material effect on our business, operating results, and financial condition.

Our users may deposit and withdraw digital assets into and from our platform, and errors which occur with respect to such deposits and withdrawals could result in loss of some or all of a user’s assets, user disputes, and other liabilities, which could adversely impact our business, operating results, and financial condition.

Digital assets are controllable only by the possessor of both the unique blockchain address and controlling private key relating to the local or online digital wallet in which such digital asset is held. In order to deposit digital assets held by a user into our crypto exchange or custody platforms, a user must “sign” a transaction that consists of the private key of the wallet from which the user is transferring digital assets, direct the deposit using the blockchain address of a wallet that we control and which we provide to the user, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw digital assets from our digital asset exchanges or custody platforms, a user must provide us with the blockchain address of the wallet that the digital assets are to be transferred to, and a party with access to the private keys of a wallet holding the digital asset to be withdrawn is required to “sign” a transaction authorizing the transfer. In addition, some blockchain networks might require additional information to be provided in connection with any transfer of digital assets into or out of our platforms and wallets. A number of errors could occur in the process of depositing or withdrawing digital assets into or from our platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s blockchain address or the desired recipient’s blockchain address when depositing and withdrawing from our platforms, respectively. Alternatively, a user may transfer digital assets to a wallet address that the user does not own, control, or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a bitcoin wallet address can only be used to send and receive bitcoin. If any ether or other digital assets are sent to a bitcoin wallet address, or if any of the foregoing errors occur, such digital assets could be permanently and irretrievably lost with no means of recovery. Such incidents could result in user disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business, operating results, and financial condition.

A temporary or permanent blockchain fork to any supported digital asset could adversely affect our business.

Most blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it, and then propose that Bitcoin, Ethereum, or other blockchain protocols users and miners or validators adopt the modification. When a modification is introduced and a substantial majority of users and miners or validators consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners or validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., split) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the

Bitcoin, Ethereum, or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s digital asset lacking interchangeability with the other.

We do not guarantee that we will support any fork or provide the benefit of any forked digital asset to our users. However, we have in the past and may in the future continue to be subject to claims by users arguing that they are entitled to receive certain forked or airdropped digital assets by virtue of digital assets that they hold with us. If any users succeed on a claim that they are entitled to receive the benefits of a forked or airdropped digital asset that we do not or are unable to support, we may be required to pay significant damages, fines, or other fees to compensate users for their losses.

A fork may also lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our users’ assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a fork.

We currently support, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these digital assets do not operate as expected, or if the fundamental premise of smart contract acceptance or function shifts, our business, including our NFT business, could be adversely affected.

We currently support, and expect to continue to support, various digital assets that represent units of value on smart contracts deployed on a third-party blockchain. Smart contracts are programs that can store, automatically execute and transfer value, or conduct other operations when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC-20-compatible smart contract tokens that allowed hackers to create a large number of smart contract tokens, causing multiple digital asset platforms worldwide to shut down ERC-20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of digital assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited digital assets into the smart contract. If any such vulnerabilities or flaws come to fruition, smart contract-based digital assets, including those held by our users on our digital asset exchanges or NFT marketplace, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, or lose liquidity over a short period of time.

In some cases, smart contracts can be controlled by one or more admin keys or users with special privileges, or “super-users.” These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super-user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract and its related digital assets may be harmed. In addition, digital assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable or irrecoverable. These super-users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super-user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, our users who hold and transact in the affected digital assets may experience decreased functionality and value of the applicable digital assets, up to and including a total loss of the value of such digital assets. Although we do not control these smart contracts, any such events could cause users to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.

Moreover, if there are shifts in regulatory policy, technological advancements, or changes in market perception that reduce confidence in smart contracts or render them obsolete, the premise of our NFT business, which relies on stable, secure, and widely accepted smart contracts for authenticity and ownership verification, could be undermined. Such shifts could limit user adoption, reduce NFT values, and impede our ability to transact in, support, and expand our NFT offerings, which may adversely affect our NFT business.

Failure to maintain adequate recordkeeping of electronic communications could expose the Company to regulatory risks, operational liabilities and reduce our ability to address legal actions.

Failure to maintain comprehensive records of written communications, especially those conducted through off-channel means (such as personal phones, private email accounts, or other devices), poses significant risks for us. Inadequate recordkeeping violates regulatory requirements set forth by the SEC. The inability to produce complete and accurate records during examinations can result in enforcement actions, fines, or even revocation of registration. Also, without proper documentation, we may face legal challenges. In the event of disputes, investigations, or litigation, the absence of records can weaken our legal position and hinder effective defense. Failing to capture texts, emails, instant messages, and other off-channel communications also creates operational vulnerabilities. These gaps may lead to misunderstandings, misrepresentations, or unauthorized actions that may cause harm to our brand or harm to our clients. Finally, personal devices used for off-channel communications may lack the same security protocols as firm-managed systems. This increases the risk of data breaches, leaks, or unauthorized access.

If miners or validators of any supported digital asset demand high transaction fees, our operating results may be adversely affected.

We charge dynamic withdrawal fees when a user sends certain digital assets from their Gemini account to a non-Gemini account. We estimate the blockchain network fee based on the cost that we will incur to process the withdrawal transaction on the underlying blockchain network. In addition, we also pay blockchain network fees when we move digital assets for various operational purposes, such as when we transfer digital assets between our hot and cold wallets, for which we do not charge our users. However, fees can be unpredictable and, if miners or validators demand higher transaction fees for recording transactions in the underlying blockchain network, the cost of using the applicable digital asset may increase and the marketplace may be reluctant to accept such digital asset as a means of payment. Alternatively, miners or validators could collude in an anti-competitive manner to reject low transaction fees and force users to pay higher fees. While we do not expect such behavior, higher transaction confirmation fees may adversely affect our business. Although we generally attempt to pass blockchain network fees relating to user withdrawals through to our users, if we must pay higher blockchain network fees relating to user withdrawals, we could incur losses associated with the payment of blockchain network fees in excess of what we currently charge for our services, resulting in adverse impacts on our operating results.

Future developments regarding the tax treatment of digital assets could adversely impact our business.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal and tax guidance with respect to digital asset products and transactions, many significant aspects of the U.S. federal income tax treatment of transactions involving digital assets, such as the purchase and sale of digital assets on our platform, as well as the provision of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear whether, when, and what guidance may be issued in the future on the treatment of digital asset transactions for U.S. federal income tax purposes. Similar uncertainties may exist in the non-U.S. markets in which we operate or where our users are located, which could affect our non-U.S. user base.

In 2014, the IRS released Notice 2014-21 that sets forth the IRS’ position with respect to the treatment of certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other notices and rulings relating to the tax treatment of virtual currency or digital assets reflecting the IRS’s position on certain issues. More recently, the U.S. Treasury Department and the IRS promulgated regulations in 2024 relating to information reporting obligations of certain broker-dealers in respect of digital asset transactions and to the computation of gain or loss upon the sale or other taxable disposition of digital assets. Nevertheless, the IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions.

There continues to be some uncertainty with respect to the timing, character, and amount of income inclusions related to various digital asset transactions, including lending and borrowing digital assets, staking, and other digital asset incentives and products that we offer. Although we believe our treatment of digital asset transactions for U.S. federal income tax purposes is consistent with the applicable regulations and published positions of the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS could disagree with our treatment of certain digital asset offerings for U.S. federal income tax purposes, which could adversely affect our users and operations.

There can be no assurance that the IRS will not change its positions with respect to the U.S. federal income tax treatment of digital assets or digital asset transactions or that a court would sustain the treatment set forth in the published positions of such tax authorities. Similarly, there can be no assurance that legislation would not be enacted that could modify the tax treatment of digital asset transactions in the United States or in any of the other jurisdictions where we operate. Any such developments could result in adverse tax consequences for holders of digital assets and could adversely affect digital asset markets and the value of digital assets. In addition, technological and operational developments related to digital assets may increase the uncertainty with respect to the treatment of digital assets for applicable tax purposes, which could impact our users and our business.

Our tax information reporting obligations with respect to digital asset transactions are subject to change.

Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our users’ digital asset transactions, the exact scope and application of such requirements is not entirely clear for all of the digital asset transactions on our platform. In November 2021, the U.S. Congress passed the Infrastructure Investment and JOBS Act, which provides that brokers would be responsible for reporting to the IRS the transactions of their users in digital assets, including transfers to other exchanges or non-exchanges. In 2024, the U.S. Treasury Department and the IRS finalized regulations and issued other administrative guidance on tax information reporting for digital assets (the “Final Regulations”) and introduced new rules that are applicable to our tax reporting and withholding obligations with respect to our user transactions.

Although we expect to achieve the necessary milestones required to comply with U.S. tax reporting and withholding requirements set forth in the Final 6045 Regulations with respect to our users’ digital asset transactions, including the collection of IRS Forms W-9 and W-8 from our users (documenting existing customers in 2025-2027, and all new customers from January 1, 2026 and beyond), withholding obligations (effective beginning January 1, 2026), and IRS Form 1099-DA, Digital Asset Proceeds From Broker Transactions reporting obligations (beginning with proceeds reporting for 2025 dispositions and including cost basis for covered assets for 2026 reporting and beyond), there is a risk that we may not have proper processes and procedures necessary to comply with the Final Regulations or may not build systems within the required timelines to ensure compliance for certain users or transactions. There are customer identity challenges related to reporting NFT purchases made with ether as part of the IRS Form 1099 process and potential valuation issues where NFT-for-NFT trades are made by users. If the IRS determines that we are not in compliance with our tax reporting, we may face penalties, including backup (beginning in 2026), interest charges, and fines, which could adversely affect our financial position. The IRS has issued a safe harbor for brokers who make a “good faith effort” to file the appropriate information returns and furnish associated payment statements accurately for 2025. The Final Regulations will require us to invest substantially in new compliance processes and procedures, which could also adversely affect our financial position. Further, the IRS has announced it intends to issue additional guidance, including reporting for assets transferred between wallets or exchanges, as well as implement the Crypto-Asset Reporting Framework proposed by the Organization for Economic Cooperation and Development (“OECD”), which may create additional compliance obligations that could adversely affect our financial position or operating results.

Relatedly, new rules for reporting digital assets, such as the global Common Reporting Standard and the OECD’s Crypto-Asset Reporting Framework, could be implemented in a manner that affects our international operations by requiring us to invest in new onboarding and reporting infrastructure. These new rules may also impose potential liabilities or disclosure requirements for prior user arrangements and new rules that affect how we onboard our users and report their transactions to the applicable taxing authorities. Additionally, the European Union has issued directives, commonly referred to as the Central Electronic System of Payment information, requiring payment service providers in the European Union to report cross-border fiat transactions to taxing authorities on a quarterly basis since January 2024. Any actual or perceived failure by us to comply with the above or any other emerging tax regulations that apply to our operations could harm our business.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of digital assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued SAB 121, which represented a significant change regarding how a company safeguarding digital assets held for its platform users reported such digital assets on its balance sheet. On January 23, 2025, the staff of the SEC issued SAB 122, which rescinded such interpretive guidance. Additionally, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold digital assets will account for certain of those holdings. Previously, digital assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure digital assets at cost less impairment. Effective as of January 1, 2024, we adopted ASU 2023-08, which requires us to measure digital assets held at fair value at each reporting date, with fair value gains and losses recognized through net income. Fair value gains and losses can increase the volatility of our net income, especially if the underlying digital asset market is volatile.

Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Our domestic U.S. exchanges, GTC and Gemini Moonbase, are subject to tangible net worth requirements in some states. While GTC has historically maintained a net worth in excess of the various thresholds, there have been instances in which it has fallen short of the tangible net worth requirements. This is due to the fact that a significant amount of the bitcoin held by GTC for its own account is deducted when calculating the tangible net worth requirement as a result of tangible net worth being computed in accordance with GAAP, which, presently, categorizes digital assets as intangible assets. Although GTC is presently in compliance with net tangible worth requirements, we cannot rule out the possibility of investigations or regulatory enforcement actions with respect to these requirements.

Risks Relating to Regulatory and Legal Matters

The digital asset industry is still novel. As a result, many policymakers are just beginning to consider what a regulatory regime for digital assets would look like and the elements that would serve as the foundation for such a regime. This less developed consideration of digital assets may harm our ability to effectively react to proposed legislation and regulation of digital assets or digital asset platforms adverse to our business.

As digital assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of blockchain networks, users and platforms, with a focus on how digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold digital assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by digital assets to users and investors.

Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the digital asset space have engaged policymakers directly and with the help of external advisors and lobbyists. New laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the digital asset space or digital asset platforms, which could adversely impact our business. Additionally, our political activities to further our mission may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.

The 2024 U.S. presidential election and change of administration could have a significant impact on the digital asset industry and our business in the United States, which will depend upon the approach the administration continues to take with respect to the industry. For example, in January 2025, President Trump signed an Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which, among other things, stated that the current administration’s policy will be “to support the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy” by “providing regulatory clarity and certainty” regarding digital assets and blockchain technologies. The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommended that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a central bank digital currency, and clarifying tax laws as relevant to digital assets. In addition, the report recommended that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others. In addition, more recently, the GENIUS Act, providing a regulatory framework for stablecoins, was signed into law and market structure legislation—the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”)—was passed by the U.S. House of Representatives.

Further, although it appears that the current Chair of the SEC is taking a different approach to digital assets than was undertaken by the previous Chair, including with respect to rulemaking, formal and informal guidance, and enforcement decisions, there can be no assurance that the current Chair or the current administration will ultimately continue to enact rules or regulations that take a more favorable or significantly different approach toward the digital asset industry than the previous administration. For example, in January 2025, the SEC announced the launch of a new crypto task force “dedicated to developing a comprehensive and clear regulatory framework for crypto assets,” which “will collaborate with Commission staff and the public to set the SEC on a sensible regulatory path” regarding digital assets, including to “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources more judiciously.” The current Chair of the SEC could continue to take a different approach to digital assets than has been undertaken by the former Chair, including with respect to rulemaking, formal and informal guidance, and enforcement decisions. For example, in July 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the report by the interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets.”

It may be illegal now, or in the future, to acquire, own, hold, sell, or use bitcoin or other digital assets, participate in blockchains or utilize similar digital assets in one or more countries, which would adversely affect our business operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject to evolving regulatory requirements. As digital assets have grown in popularity and in market size, U.S. Congress, U.S. financial regulators, and certain U.S. agencies have begun to examine digital assets in more detail.

One or more countries, including, but not limited to, China, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. In many nations, particularly in China, it is illegal to accept payment in cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of digital assets. Such restrictions may adversely affect us as the large-scale use of digital assets as a means of exchange is presently confined to certain regions globally.

A particular digital asset, digital asset transaction, or product or service offering’s status as a security or sold as part of a securities transaction in any relevant jurisdiction is subject to a high degree of uncertainty. If we incorrectly conclude that a digital asset, digital asset transaction, or product or service offering is not offered and sold as a security or securities transaction, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

Several jurisdictions have taken a broad-based approach to classifying digital assets transactions, products, and services as securities or subject to their securities laws, while other jurisdictions have adopted a narrower approach. As a result, certain digital asset transactions, products or services may be deemed to be a security or securities transaction under the laws of some jurisdictions but not others. Determining whether any given digital asset is offered and sold in a securities transaction is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in a particular crypto asset and the way in which it is offered and sold. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. For example, the SEC and its staff have previously taken the position that transactions involving many digital assets fall within the definition of a security under the U.S. federal securities laws. Alternatively, SEC officials have also indicated or implied through various mediums that it does not consider transactions in bitcoin or ether to be offered and sold in securities transactions. More recently, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the current Chair of the SEC has stated he believes most digital assets are not securities; however, this is not an official statement by the SEC, may not represent the agency’s views, and does not bind it. As a result, there is little certainty under applicable legal tests whether certain digital assets are or are not offered and sold in securities transactions, and any such determination has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets, including licensing, registration, and qualification requirements.

We have policies and procedures to analyze whether transactions in each digital asset on our platform, as well as our products and services, could be deemed to be a security under applicable laws. Although we perform ongoing monitoring of digital assets supported on our platform and we maintain a listing and delisting policy, our policies and procedures do not constitute a legal standard, but rather represent our company-developed assessment regarding the likelihood that a particular digital asset transaction, product, or service should be deemed a security or securities transaction under applicable laws. In the event that we determine that a supported digital asset has been ultimately determined to be a security or that the continued offering or sale of a digital asset presents a significant risk to us or our users, we aim to take prompt action to discontinue the trading of the digital asset. Regardless of our conclusions or actions, we could be subject to legal or regulatory action in the event the SEC, state regulators, a foreign regulatory authority, or a court were to determine that a digital asset transaction, product, or service currently or previously offered, sold, or traded on our platform is a securities transaction under applicable laws. In addition, such policies and procedures may not be sufficient to mitigate and address all risks. Excluding Gemini Galactic Markets, LLC (“Gemini Galactic”), which is not operational, our platform is not registered or licensed with regulators as a broker-dealer, national securities exchange, or alternative trading system (“ATS”) (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to allow the offer and sale of securities on our platform. We only permit trading on our platform of those digital assets for which we determine there are reasonably strong arguments to conclude that the digital asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a determination to offer a digital asset does not guarantee any conclusion under applicable securities laws.

A determination by a regulatory authority or court that transactions in a digital asset that we currently support on our platform constitute securities transactions may also result in us determining that it is advisable to remove such digital asset from our platform, as well as digital assets that have similar characteristics to such digital asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions or other regulatory enforcement action for acting as a broker, dealer, or national securities exchange without appropriate registration. Any resolution of an SEC investigation of us or any similar regulatory enforcement action could result in injunctions, cease and desist orders, undertakings requiring the retention of compliance consultants or monitors, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Our employees, officers, and directors who are parties to any regulatory enforcement action can also be subject to officer and director bars, and associational bars and suspensions, all of which would limit or prohibit them from providing services to us. Users that traded a supported digital asset on our platform and suffered trading losses could also seek to rescind a trade on our platform as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported digital asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Furthermore, if we remove any digital assets from trading on our platform, our decision may be unpopular with users and may reduce our ability to attract and retain users, especially if such digital assets remain traded on unregulated exchanges, which includes many of our competitors. Finally, in connection with any regulatory enforcement action, the SEC also has statutory authority to censure, place limitations on the activities, functions or operations of, or suspend or revoke the registration of, our broker-dealer affiliate. Any remedies and/or the imposition of injunctions, cease and desist orders, or undertakings requiring the retention of compliance consultants or monitors, could require us to limit or cease trading activities in digital assets and other financial instruments in the United States, or cease U.S. operations entirely.

There is significant uncertainty regarding the status of staking activities under the U.S. federal securities laws, state law, and non-U.S. law.

There is significant regulatory uncertainty regarding the status of staking activities under the U.S. federal securities laws, state law, and non-U.S. law. In particular, staking activities, including our staking program, could be deemed to involve the offer and sale of securities and other regulated financial instruments to our users participating in the staking program. Various regulators have taken the position that certain staking programs are unlawful if not conducted as a compliant securities offering and other regulators may adopt similar positions with respect to their jurisdictions’ securities laws. In addition, we could determine in the future to terminate our staking program with respect to particular digital assets or in a particular jurisdiction if there is a heightened risk of being deemed to be a securities transaction. While we have implemented policies and procedures designed to help ensure that our staking feature remains compliant with existing and new laws and regulations, and while the staff of the SEC’s Division of Corporation Finance has previously stated that certain staking activities do not involve the offer and sale of securities, the statement is not binding on the SEC, potential private plaintiffs, or state regulators, and there can be no assurance that applicable regulatory authorities will agree with our assessment of applicable securities laws, or that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such existing laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations applicable to staking, including related interpretations, orders, determinations, directives, or guidance, we or such persons could be subject to a litany of civil, criminal, and administrative fines, penalties, orders, and actions, including being required to modify, suspend, or terminate the offering of our staking programs. Any of the foregoing would materially adversely affect our business, operating results, and financial condition.

The tokenization of securities could introduce substantial risks and uncertainties.

We have introduced certain tokenized securities products in select jurisdictions, which do not include the United States. While tokenized securities could provide an additional mechanism for investors to gain exposure to underlying assets, which may improve settlement efficiency and increase accessibility, they could also introduce regulatory, litigation, contractual, operational, and reputational risks and uncertainties.

In June 2025, we made tokenized securities (“Gemini Tokenized Stocks”) available to Gemini users in the E.U. Gemini Tokenized Stocks are tokenized tracker certificates that reflect the price of an underlying stock and allow the investor to gain exposure to the underlying asset via an onchain financial instrument. These products are designed to provide economic exposure to the price performance of certain stocks, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks. Gemini Tokenized Stocks are issued by Dinari, Inc. and are currently offered to eligible users by our wholly-owned subsidiary, Gemini Intergalactic EU Artemis, Ltd. (“Gemini E.U.”), which holds a MiFID license issued by the Malta Financial Services Authority. We may seek to tokenize our Class A common stock as a Gemini Tokenized Stock in the future.

The market for tokenized securities is nascent, and there can be no assurance that a liquid or orderly market for tokenized securities will develop or be sustained. Blockchain-based mechanisms, including decentralized exchanges, may have significantly less liquidity, volume, transparency, or regulatory oversight compared to national securities exchanges, such as the Nasdaq Stock Market (“Nasdaq”). This could fragment liquidity across platforms, impair price discovery, widen bid-ask spreads, and lead to prolonged price discrepancies between tokenized and traditional forms of the same security—especially where arbitrage is limited by operational or regulatory constraints. To the extent we seek to tokenize our Class A common stock as Gemini Tokenized Stock in the future, this could introduce novel risks and operational complexities that could adversely impact the trading dynamics, price discovery, and liquidity of both the tokenized security and our actual Class A common stock.

Furthermore, market intermediaries may face unclear or evolving obligations when interacting with tokenized securities, and the application of U.S. federal securities laws and other regulations to the trading of tokenized securities remains uncertain. For example, in July 2025, SEC Commissioner Hester M. Peirce issued a statement noting that “tokenized securities are still securities,” and therefore transactions involving tokenized securities are subject to federal securities laws. If offered and sold within the United States, which they currently are not, Gemini Tokenized Stocks might also be deemed to be security-based swaps. Advisory committees and staff of the CFTC have also discussed exploring a potential regulatory framework for tokenization of assets, including tokenized collateral.

Regulatory approaches outside of the U.S. are similarly in the early stages and vary by jurisdiction. This may prevent or discourage market intermediaries from holding, transacting, or facilitating transactions in tokenized securities, further limiting liquidity. Reduced liquidity in tokenized securities, whether due to general investor unfamiliarity, uncertain demand, operational friction, inefficient linkages between tokenized and traditional markets, or otherwise, could result in lower trading prices for such products. In addition, if regulatory authorities determine that the platforms, mechanisms, or participants involved in the secondary trading of tokenized securities do not comply with applicable law, we or such intermediaries could face enforcement actions or fines, or be required to unwind or restructure aspects of the project. These risks could lead to diminished investor confidence, reduced participation in the trading of tokenized securities, and corresponding negative effects on trading price, volatility and/or liquidity.

Moreover, while our advertisements for and other publicity about Gemini Tokenized Stocks generally clearly state that these products are only available to Gemini users in the E.U., it is possible that the SEC or a private plaintiff could seek to establish that such publicity involved offers of Gemini Tokenized Stocks to U.S. residents inconsistent with the registration provisions of the securities laws. Although we believe we would have substantial defenses to any such allegations, they could, if proven, subject us to liability under U.S. law.

Tokenized securities are also subject to the broader risks associated with digital assets, including cybersecurity, technological failures, and operational risks, which could affect our reputation, financial condition, and operating results. See “—Risks Relating to our Business and Industry.”

The applicability of certain preexisting laws and regulations to our NFT business, including, but not limited to, securities and money transmission laws and regulations, is uncertain such that Nifty Gateway could become the target of a regulatory or enforcement action.

Our operation of Nifty Gateway may expose us to legal, regulatory, and other risks. As the market for NFTs is relatively nascent, it is difficult to predict how the legal and regulatory framework around NFTs will develop and how such developments will impact our business and Nifty Gateway in particular. In particular, many potentially applicable regulations were established before the advent of blockchain technology and NFTs, leading to ambiguity in their application. For example, it is uncertain whether NFTs may be considered securities or commodities under certain jurisdictions, which would subject them to additional regulatory scrutiny, disclosure requirements, and registration obligations. Similarly, the activities conducted on Nifty Gateway could be considered money transmission or other regulated financial services, which could require us to obtain appropriate licenses and subject us to related regulatory obligations.

If we fail to accurately anticipate or manage the risks associated with Nifty Gateway, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with NFTs and Nifty Gateway, our NFT business and our financial condition, results of operations, reputation, and growth prospects could be materially harmed.

Certain transactions in digital assets may constitute “retail commodity transactions” subject to regulation by the CFTC as futures contracts. If transactions in digital assets on our platform are deemed to be such retail commodity transactions, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.

    Any transaction in a commodity, including digital assets deemed to be commodities, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and in 2020, the CFTC adopted interpretive guidance addressing the “actual delivery” of a digital asset. To the extent that any leveraged, margined, or financed transactions in digital assets on our platform are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations, as well as recent enforcement settled orders against developers of decentralized platforms.

Particular digital assets or transactions therein could be deemed “commodity interests” (e.g., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If a digital asset or digital asset transaction on our U.S. platform is deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, registrations and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.

Commodity interests, as such term is defined by the CEA and CFTC rules and regulations, are subject to more extensive supervisory oversight by the CFTC, including registrations of entities engaged in, and platforms offering, commodity interest transactions. This CFTC authority extends to digital asset futures contracts and swaps, including transactions that are based on current and future prices of digital assets and indices of digital assets. To the extent that a transaction in digital assets on our platform is deemed to fall within the definition of a commodity interest, including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate CFTC registrations as an exchange (for example, as a designated contract market for trading futures or options on futures, or as a swaps execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in digital asset activities for failure to obtain appropriate exchange, execution facility, and intermediary registrations.

Furthermore, the CFTC and the SEC have jointly adopted regulations defining “security-based swaps,” which include swaps based on single securities and narrow-based indices of securities. If a digital asset is deemed to be a security, certain transactions referencing that digital asset could constitute a security-based swap. A digital asset or transaction therein that is based on or references a security or index of securities, whether or not such securities are themselves digital assets, could also constitute a security-based swap. To the extent that a transaction in digital assets on our platform falls within the definition of a security-based swap, including pursuant to subsequent rulemaking or guidance by the CFTC or SEC, we may be subject to additional regulatory requirements and oversight by the SEC and could be subject to judicial or administrative sanctions if we do not or did not a relevant time possess appropriate registrations as an exchange (for example, a security-based swaps execution facility) or as a registered intermediary (for example, as a security-based swap dealer or broker). This could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm.

The Gemini Credit Card is subject to various laws, regulations, and industry standards, all of which are subject to change and some of which are subject to uncertain interpretation.

The Gemini Credit Card is subject to numerous laws, regulations, and industry standards. Applicable consumer protection laws and regulations include federal, state, and local laws relating to unfair, deceptive, and abusive acts and practices, disclosures, fair lending and anti-discrimination, marketing, solicitation, and cancellation practices, fees and interest rates, credit reports and credit bureau reporting, electronic fund transfers, service member protections, collections activity, data privacy, open banking and access to customer data, AML, and other topics. For example, the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (the “CARD Act”) imposes strict consumer protection rules, including limitations on interest rate increases, fee caps, and transparency requirements, to which the credit card product must also adhere. Failure to comply with the CARD Act can result in substantial penalties, restrictions, and other sanctions and relief that could affect our ability to provide access to competitive credit card terms and impact our revenues and user retention. Compliance with CARD Act requirements adds further complexity and operational costs, and evolving regulatory guidance or enforcement actions may increase these burdens over time.

In addition, the credit card product is subject to industry standards, including the Payment Card Industry Data Security Standard (“PCI DSS”), which is a set of security standards created to ensure that all companies that process, store, or transmit credit card information maintain a secure environment. Compliance with PCI DSS is mandatory for companies that handle credit card transactions and requires adherence to stringent controls and procedures to safeguard sensitive cardholder data. Failure to meet PCI DSS requirements can lead to substantial fines, increased transaction fees, or the revocation of our ability to process credit card transactions, which could materially impact our business operations. Moreover, maintaining PCI DSS compliance is complex, costly, and requires regular audits, updates to our systems, and continuous monitoring of our security practices.

Changes in these laws, regulations, or standards, or to the prevailing interpretation thereof, may make complying with them even more challenging. Any failure to comply with the CARD Act, PCI DSS, or other applicable laws, regulations or industry standards, or the failure to accurately interpret how new laws, regulations, or industry standards apply to our business could result in costly legal challenges or expose us to regulatory enforcement actions, substantial fines, and reputational harm, which could negatively impact our business, operating results, and financial position. Such failure may also cause WebBank to terminate our relationship, subject us to an indemnity claim by WebBank, or otherwise have a material adverse impact on our credit card business. For more information with respect to risks related to our agreement with WebBank, see “—Risks Relating to our Business and Industry—We rely on our agreement with WebBank to offer the Gemini Credit Card. If our relationship with WebBank were to end, the ability to continue to offer the Gemini Credit Card would be affected.”

Moreover, the crypto rewards provided in connection with the Gemini Credit Card are custodied by GTC and serviced by Gemini Constellation, LLC. Changes to laws and regulations applicable to GTC, and to the digital asset space generally, may materially and adversely impact our credit card business, including by affecting the manner in which Gemini Credit Card holders receive, maintain, and use their crypto rewards. For more information on the risks associated with changing laws and regulations, see “—We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.”

Some aspects of our existing or planned business could be subject to regulatory authority by the CFTC. Any fraudulent or manipulative activity in a digital asset occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.

The CFTC has stated, and judicial decisions involving CFTC enforcement actions have confirmed, that at least some digital assets, including bitcoin, ether, litecoin, and certain stablecoins, fall within the definition of a “commodity” under the CEA. The CFTC has authority over fraud and market manipulation in U.S. spot markets, and also direct authority over U.S. derivatives markets. We may enter the U.S. derivatives market in the future. There is an ongoing risk that our U.S. exchanges could become the subject of investigations, inquiries, and enforcement actions by the CFTC and other regulators, as well as civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.

We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

We are continuously monitoring the state of regulation in each jurisdiction in which we operate. We cannot guarantee that we will be able to comply with all new and existing regulations being implemented with respect to digital asset service providers.

Our digital asset business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and ATS, commodities, credit, digital asset custody, exchange, and transfer, cross-border and domestic money and digital asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, AML, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, blockchain technology, generative AI, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the digital asset industry, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business, including our NFT business, and the significant uncertainty surrounding the regulation of the digital assets requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions, as has happened in the past. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the digital asset industry. For example, following the failure of several prominent digital asset trading venues and lending platforms, such as FTX, Celsius Networks, Voyager, and Three Arrows Capital in 2022, U.S. policymakers expressed the need for both greater federal oversight of the digital asset space and comprehensive digital asset legislation.

Presently, and in the future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to digital assets. Other companies’ failures of risk management and other control functions, such as those that have occurred in the past, could accelerate an existing regulatory trend toward stricter oversight of digital asset platforms and the digital asset industry more generally. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of digital assets as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain digital asset transactions, as has occurred in certain jurisdictions in the past. From time to time, the NYDFS issues guidance for virtual currency businesses in New York. For example, in November 2023, the NYDFS issued guidance regarding the listing of virtual currencies.

This guidance and other applicable state law guidance regarding virtual currency business activity could result in changes to our business in such states as well as the risk of increased operational costs and the risk of enforcement actions. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected.

Additionally, under recommendations from the FinCEN, and the Financial Action Task Force, the U.S. and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the “Travel Rule”) on financial service providers in the digital asset industry. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or user attrition if the user experience suffers as a result. In October 2023, FinCEN released a proposed rule that identifies virtual currency “mixing” as a class of transactions of primary money laundering concern and imposes heightened recordkeeping and reporting obligations for financial institutions with respect to those transactions. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.

Moreover, we offer and may in the future offer products and services whose functionality or value depends in part on our management of smart contracts, liquid staking, asset tracking, or other applications that provide novel forms of user engagement and interaction delivered via blockchain protocols. We may also offer products and services whose functionality or value depends on our ability to develop, integrate, or otherwise interact with such applications within the bounds of our legal and compliance obligations. The legal and regulatory landscape for such products, including the law governing the rights and obligations between and among smart contract developers and users and the extent to which such relationships entail regulated activity is uncertain and rapidly evolving. Our interaction with those applications, and the interaction of other blockchain users with any smart contracts or assets we may generate or control, could present legal, operational, reputational, and regulatory risks for our business. We may be further subject to administrative sanctions for technical violations or user attrition if the user experience suffers as a result.

As another example, the extension of AML requirements to certain digital asset-related activities by the European Union’s Fifth Money Laundering Directive, as updated by the European Union’s Sixth Money Laundering Directive, has increased the regulatory compliance burden for our business in Europe and, as a result of the fragmented approach to the implementation of its provisions, resulted in distinct and divergent national licensing and registration regimes for us in different E.U. member states. Further E.U.-level legislation imposing additional regulatory requirements in relation to digital asset-related activities is also expected in the near term, such as with the effectiveness of the Markets in Crypto-Assets Regulation (“MiCA”). Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for digital asset service providers and a disclosure regime for the issuers of certain digital assets, which is expected to impact our operations in the European Union. For example, the requirements of privacy and data protection laws in the European Union, U.S., and elsewhere are typically founded on the premise of centralized, data-controller-based data processing, and require fulfilling, among other things, individual rights to access or delete one’s data. This creates unique compliance challenges given the nature of blockchain’s peer-to-peer network architecture, lack of centralized control, immutability, and perpetual data storage.

Because we have offered and will continue to offer a variety of innovative products and services to our users, such as Nifty Gateway and the Gemini Credit Card, many of our offerings are subject to significant regulatory uncertainty and we from time to time face regulatory inquiries regarding our current and planned products. For instance, we are an issuer of GUSD, which is redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. For example, in July 2025, the GENIUS Act was signed into law, reflecting a legislative interest in establishing and developing frameworks for the regulation of stablecoins and digital assets more broadly. The U.S. House of Representatives has also recently passed the CLARITY Act in an effort to pass laws relating to digital asset market structure. There is substantial uncertainty on how any such legislation will apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules. Similarly, with respect to the Gemini Credit Card, interchange fees have been the subject of litigation and legislative attention in the past and might be the subject of future litigation. If payment networks are forced to reduce their interchange fees through litigation or otherwise, it may adversely impact our revenue, operating results, and financial position.

Further, our products and services incorporate digital engagement, including recommendations, incentives, notifications, educational content, and relevant news. Legislators and regulators in jurisdictions in which we operate have solicited comment from the public or proposed or adopted laws or regulations relating to the use of gamification, predictive analytics, or other digital engagement features or practices in various products and services, including potential conflicts of interest that may arise as a result of such practices. If such laws or regulations are adopted in jurisdictions in which we operate and deemed to apply to the products and services we offer, we could be required to change the way we market our offerings and interact with existing and prospective users or modify certain features contained within our products and services, any of which could adversely impact our business, operating results and financial condition.

We also offer staking and credit card rewards, which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geofencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders, and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our users nevertheless access our platform, products, or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders, and actions as a result of such activity.

Our products and services are complex and involve new and evolving technologies, and it is therefore difficult to ensure they meet regulatory requirements across different jurisdictions. Before deciding whether to offer products and services in a jurisdiction, we intend to assess the jurisdiction, including by way of legal review, to determine whether and to what extent services and products will be offered. Legal and regulatory change, as well as technical constraints, may result in changes in the services or products available or in the categories of users that are able to access them in a particular jurisdiction. However, our decision for each jurisdiction will involve an assessment of our compliance with applicable law, and local regulators may disagree that our offering of services and products in the relevant jurisdiction is in compliance with applicable law. Further, it may not be possible or practical to obtain external advice across the full spectrum of legal and/or regulatory issues relevant to our business in all relevant jurisdictions, and certain issues may require us to make interpretive judgments with respect to unclear legal and regulatory requirements, and local regulators may disagree with our interpretations.

While not yet operational, Gemini Galactic, our broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations, and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer from registration or membership. Gemini Galactic is registered with the SEC and with all 50 U.S. states and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. As a registered broker-dealer, Gemini Galactic is subject to periodic examinations and investigations by FINRA. Further, Gemini Galactic is subject to the BSA, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish AML compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers must also implement related user identification procedures and beneficial ownership identification procedures.

Due to our business activities, including, but not limited to, with respect to digital assets, NFTs, and credit cards, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect to be in the future, subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to, and will in the future continue to be subject to, audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have required, are requiring, and may in the future require us to take certain actions. Such actions might include amending, updating, or revising our compliance measures, limiting the kinds of users that we provide services to, or delaying the introduction of new product and services. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences.

New laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

As we continue to expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and AML.

As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of digital asset exchanges over time, such as by requiring digital asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, digital assets, NFTs and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. AML and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic, and the Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We do not operate in these countries and we have implemented additional processes and procedures to comply with these sanctions. However, any potential activity with users associated with these countries may subject us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes, among other controls, monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC, some of which are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or adverse action. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and continuously work to enhance our controls and screening tools designed to promote sanctions compliance, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.

Regulators worldwide frequently study each other’s approaches to the regulation of the digital asset space. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny, which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition. Engaging in cross-border business can make it difficult for us to ensure that we adequately protect our legal rights and interests. We may incur liability from breaching our legal obligations or may not be able to enforce legal rights and obligations or to enforce them consistently and predictability across these jurisdictions.

We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.

    We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions, or requests, including with respect to both consumer and employment matters, and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•substantial payments to satisfy judgments, fines, or penalties;
•substantial outside counsel legal fees and costs;
•additional compliance and licensure requirements;
•loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•loss of productivity and high demands on employee time;
•criminal sanctions or consent decrees;
•termination of certain employees, including members of our executive team;
•barring of certain employees from participating in our business in whole or in part;
•orders that restrict our business or prevent us from offering certain products or services;
•changes to our business model and practices;
•delays to planned transactions, product launches, or improvements; and
•damage to our brand and reputation.
Because of our large user base, actions against us may claim large monetary damages, even if the alleged per-user harm is small or non-existent. Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.

Our compliance and risk management methods might not be effective and may result in a regulatory enforcement action and other outcomes that could adversely affect our reputation, operating results, and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, internal audit, and reporting systems to continuously keep pace with our user activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. In the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.

Regulators periodically review our compliance with our own policies and procedures and with a variety of laws and regulations. We have received in the past and may from time to time receive additional examination reports citing violations of rules and regulations and inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, training, monitoring, reporting, and recordkeeping. If we fail to comply with these, or do not adequately remediate certain findings, regulators could take a variety of actions that could impair our ability to conduct our business, including, but not limited to, delaying, denying, withdrawing, or conditioning approval of certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease and desist orders, prohibit us from engaging in some of our business activities, or revoke our licenses. We face significant intervention by regulatory authorities, including extensive examination and surveillance activities, and will continue to face the risk of significant intervention by regulatory authorities in the future. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by users, for damages which can be significant. Any of these outcomes would adversely affect our reputation and brand and our business, operating results, and financial condition.

Our consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, operating results, and financial condition.

We are required to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet these capitalization requirements or any additional regulatory requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by the United States and international regulators. Any change or increase in these regulatory requirements could have an adverse effect on our business, operating results, and financial condition.

With operating subsidiaries licensed to, among other things, engage in money transmission in the United States, operate as a limited purpose trust company and conduct virtual currency business activity in New York, and issue electronic money in Europe, we are subject to strict rules governing how we manage and hold user fiat currency and digital assets. We maintain complex treasury operations to manage and move user fiat currency and digital assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and digital asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. Non-compliance with regulatory capital requirements may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services increases these risks.

GTC is subject to certain regulatory capital requirements imposed by NYDFS. The capital requirement can be maintained in specified allocations of cash, virtual currency, or high-quality, highly liquid, investment-grade assets. The capital requirement is determined by NYDFS based upon GTC’s activities and is an amount deemed sufficient to ensure the financial integrity of the licensee and its ongoing operations based on an assessment of the specific risks applicable to it. The amounts set aside to satisfy these requirements are included in the consolidated balance sheets included in our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We are subject to significant legal and compliance risks and expenses relating to the NYDFS Cybersecurity Regulation.

The NYDFS Cybersecurity Regulation requires covered entities, including limited purpose trust companies such as GTC, to establish and maintain a cybersecurity program designed to protect the confidentiality, integrity, and availability of our information systems. This includes, but is not limited to, developing a written policy or policies that address a number of key areas of cybersecurity, and conducting ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. In addition, the NYDFS Cybersecurity Regulation contains specific requirements with respect to third-party service provider security, cybersecurity personnel and intelligence, the use of multi-factor authentication, penetration testing and encryption of nonpublic information, which is defined to include not only personal information but also business-related information that, if accessed or acquired by an unauthorized third party, would cause a material adverse effect on the business, operations, or security of the covered entity. The NYDFS has brought enforcement actions, which involve civil monetary penalties. In the event of a cybersecurity incident, GTC could be subject to potentially significant monetary penalties and required to undertake expensive remediation actions.

Any failure to obtain or maintain necessary money transmission registrations and licenses could adversely affect our operations.

Through our U.S. exchanges, GTC and Gemini Moonbase, we currently operate as a money transmitter in all 50 states and have obtained the requisite money transmitter licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate. In the U.S., we are registered as a money services business with FinCEN and are currently also licensed to operate as a money transmitter in various states. We also currently operate in states where we do not believe we are required, or have been informed by the relevant jurisdiction that we are not required, to obtain money transmitter licenses or any other required licenses. This belief is based on our analysis of the applicable laws and regulations and/or our communications with the regulators in the relevant jurisdiction. If our licenses are not renewed, we are denied licenses in additional states or jurisdictions where we choose to apply for a license, or jurisdictions where we believe a license is not required require a license in the future, we could be forced to seek a license or change our business practices.

    As a money services business and a money transmitter, we are subject to a range of legal obligations and requirements including bonding, net worth maintenance, user notice and disclosure, reporting, recordkeeping and cybersecurity requirements, and obligations that apply to the safeguarding of third-party funds and crypto assets. In addition, the licensed entities within our corporate structure are subject to inspection and examination by the state licensing agencies and certain actions involving those entities, such as changes in controlling equity holders, board members, and senior management, may require regulatory approval. Further, if we were found by these regulators to be in violation of any applicable laws, rules, or regulations, we could be subject to fines, penalties, lawsuits, and enforcement actions, additional compliance requirements, increased regulatory scrutiny of our business, restriction of our operations, or damage to our reputation or brand. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without such compliance harming our business, operating results, and financial condition.

Certain jurisdictions have enacted rules that require money transmitters, money services businesses, or virtual currency businesses to establish and maintain transaction monitoring, filtering, screening, and cybersecurity programs. Wherever we are subject to these rules, we are required to adopt business practices that require additional expenditures and impact our operating results.

Additionally, if federal, state, or international regulators were to take actions that limit or prohibit us or our business partners from continuing to operate our business or their businesses as currently operated, whether by imposing additional requirements, compliance obligations, or sanctions, such actions could harm our business. Any change to our business practices that makes our service less attractive to users or prohibits use of our products or services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

We obtain and process a large amount of personal data, including sensitive data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

As part of our exchange, credit card program, and otherwise, we obtain and process large amounts of personal data, including personal data related to our users and their transactions, such as their names, addresses, and trading data, as well as sensitive data related to our users, such as their social security numbers, copies of government-issued identification, tax identification, and bank account information. In addition, our credit card business may involve the collection and storage of payment card information, transaction histories, and user spending patterns, all of which carry distinct privacy and regulatory risks. We face risks, including to our reputation, in the handling and protection of this data, and these risks will increase as our business continues to expand, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our users’, employees’, and service providers’ personal data.

We have administrative, technical, and physical security measures and controls in place and strive to maintain a robust information security program. However, our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee, or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. Such threats may see their frequency increased and effectiveness enhanced by the use of AI. In particular, unauthorized access to sensitive payment card information could expose us to enhanced privacy risks, regulatory penalties, and user remediation obligations. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our users have been and may in the future be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. For example, in 2022, certain of our third-party vendors and suppliers experienced data breaches, which resulted in the exposure of the email addresses and truncated phone numbers of certain of our users, and corresponding notification to those users and applicable regulators. Further, in June 2024, an unauthorized actor breached the systems of a service provider of one of our third-party ACH banking partners, affecting approximately 15,000 of our users, resulting in notification to those users and applicable regulators. In each case, there were no material failures of our technology systems. Privacy and data protection laws are subject to uncertainty and continue to evolve in ways that could adversely impact our business. These laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices, which could result in fines, lawsuits, restrictions, and other penalties, and significant changes to our or our third-party partners’ business practices, products, and service offerings. We may also have to stop using certain tools and vendors and make other operational changes, which could be costly and time consuming and could adversely affect our business and operations.

Our future success depends on the reliability and security of our platform. To the extent that the measures we, any companies we acquire, or our third-party business partners have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, user remediation obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, restrictions, harm to our reputation, or loss of users. Given the volume of sensitive information required to operate our credit card business, the consequences of any unauthorized disclosure or improper access to this data could be particularly severe, leading to potential reputational harm, regulatory scrutiny, or penalties, restrictions and other relief under sector-specific privacy or data security standards, such as the PCI DSS. If our own confidential business information or sensitive user information were improperly disclosed, our business could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, misappropriate user information or other proprietary data, cause interruptions to our operations, or expose our users to hacks, viruses, and other disruptions.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our user data, we may also have obligations to notify users and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement (including under the private right of action under the California Consumer Privacy Act of 2018, as amended (the “CCPA”), which took effect in 2020 and is expected to increase security breach litigation). Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as governance and management of cybersecurity risks (including board oversight thereof). Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. The complex and evolving requirements of privacy regulations applicable to our credit card business further increase our compliance burden and potential exposure in the event of any security incidents involving personal or payment-related data. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, or regulations. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of user data could impose additional requirements with respect to the retention and security of user data (especially as these requirements pertain to sensitive payment and transaction data processed by our credit card business), limit our marketing activities, and have an adverse effect on our business, operating results, and financial condition.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, AI, and user protection across different markets where we conduct our business, including in the United States, European Economic Area (the “EEA”) and Asia-Pacific region and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.

Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely impact our business. These laws have a substantial impact on our operations both outside and in the United States, either directly as a data controller or as a data processor and handler for various offshore entities. Compliance with these laws, regulations, rules, and standards may require us to change our policies, procedures, and technology for cybersecurity, which could, among other things, make us more vulnerable to operational failure and to monetary penalties for breach of such laws, regulations, rules and standards. The data privacy and cybersecurity regulatory landscape is increasingly stringent and fragmented across different jurisdictions, leading to compliance challenges, governance costs, and potential liabilities.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data. In the United States, non-sensitive user data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs” were to be adopted in the United States, less data may be available, and the cost of data likely would increase. For example, California enacted the CCPA, which requires covered companies to, among other things, provide new disclosures to California users, and affords such users new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Other state legislatures have also adopted data privacy legislation relating to privacy, data security, data breaches, and the protection of sensitive and personal information, with which we must comply, except to the extent exempted or preempted by federal law, such as the Gramm-Leach-Bliley Act. For example, in 2021, Virginia passed the Consumer Data Protection Act (the “CDPA”) (effective January 2023) and Colorado passed the Colorado Privacy Act (the “CPA”) (effective July 2023) to provide comparable consumer privacy rights to the CCPA. A number of other states’ comprehensive privacy laws became effective in 2024, including Texas Data Privacy and Security Act (the “TDPSA”) (effective July 2024) and the Oregon Consumer Privacy Act (the “OCPA”) (effective July 2024). In the future, additional states could also adopt data privacy legislation, which may include more stringent data privacy requirements. We cannot predict the impact of the CCPA, CDPA, CPA, TDPSA, OCPA, or other similar laws or regulations on our business or operations, but compliance therewith may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with the CCPA, CDPA, CPA, TDPSA, OCPA, or other similar laws or regulations passed in the future could have a material adverse effect on our business, including how we use personal information, our business, operating results, and financial condition.

Additionally, many foreign countries and governmental bodies, including the European Union, Singapore, United Kingdom, Switzerland, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdictions. These laws and regulations may be more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.

As a result of our presence in Europe and our service offerings in the European Union, we are subject to the General Data Protection Regulation (the “E.U. GDPR”), which took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of European Union citizens, wherever that processing occurs. The E.U. GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union. The E.U. GDPR imposes stringent data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. Failure to meet E.U. GDPR requirements could result in penalties of up to €20 million or 4% of our worldwide net trading income, whichever is greater. In addition to the foregoing, a breach of the E.U. GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. This is as the E.U. GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

Following the United Kingdom’s departure from the European Union, commonly referred to as “Brexit,” we are also subject to the U.K. General Data Protection Regulation (“U.K. GDPR”) (i.e., the E.U. GDPR as implemented into U.K. law in a substantially unvaried form). The U.K. GDPR exists alongside the United Kingdom Data Protection Act 2018, which implements certain derogations in the U.K. GDPR into United Kingdom law. Under the U.K. GDPR, companies not established in the United Kingdom but which process personal data in relation to the offering of products or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the U.K. GDPR and will be required to appoint a data protection representative, unless certain exceptions apply. Otherwise, the requirements of the U.K. GDPR are currently in a substantially similar form to those of the E.U. GDPR, and although they might be subject to divergence over time as the U.K. Government is actively pursuing reforms to its data protection laws, these are likely to lead to similar compliance and operational costs. In addition, Brexit has implications for transfers of personal data between the United Kingdom and the EEA and vice versa. The E.U./U.K. GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the E.U./U.K. GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the E.U./U.K. GDPR, including as implemented by individual countries in the EEA.

Both the E.U. GDPR (covering the EEA) as well as the U.K. GDPR impose strict rules on the transfer of personal data out of the European Union or the United Kingdom to a “third country,” including the United States. Transfers of personal data from the United Kingdom to the EEA and vice versa are unrestricted and do not require additional safeguards since the EEA has formally declared the United Kingdom’s data protection regime as “adequate” and similarly the United Kingdom has formally approved the adequacy of the E.U. GDPR. As a result, transfers of personal data from the EEA to the United Kingdom, and vice versa, remain unrestricted and do not require any additional safeguards. The European Union’s adequacy decision with respect to the United Kingdom, will be regularly reviewed and may be revoked if the United Kingdom diverges from its current adequate data protection laws. The duration of the current adequacy decision will expire on December 27, 2025.

In July 2020, the E.U.-U.S. Privacy Shield was invalidated as a valid personal data transfer mechanism between the European Union and the United States, and on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses (“New SCCs”), which apply to the transfer of personal data outside of the European Union to a country not approved by the European Union as providing an adequate level of protection for the processing of personal data. On March 21, 2022, the United Kingdom implemented its own United Kingdom-specific international data transfer agreement and addendum to the New SCCs (collectively, the “New U.K. SCCs”), and since March 21, 2024, we have been required to use and honor these clauses for all contracts involving transfers of U.K. residents’ personal data to a foreign country that does not have adequate data protection, where prior to this date the obligation was limited to all contracts involving transfers of United Kingdom-originated data entered into after September 21, 2022.

We have internal contractual agreements to govern the transfer of data between the EEA, U.K. and the U.S. Our EEA entities are joint controllers of EEA user personal data. Those entities rely on us for certain outsourced services but the ultimate responsibility for outsourced services remains in the EEA. To formalize this process, we established a Performance Management Framework (“PMF”) that identifies the EEA leaders responsible for each outsourced service and their U.S. counterpart tasked with managing the provision of the service, as well as a monitoring framework to ensure the outsourced service is provided in accordance with the relevant key performance indicators and service level agreements.

We currently rely on the New SCCs and New U.K. SCCs (as applicable) for both intragroup and third-party data transfers from the EEA and the United Kingdom. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised standard contractual clauses for existing intragroup, user, and vendor arrangements within required time frames; and/or such guidance could otherwise affect the manner in which we provide our services, and could adversely affect our business, operating results, and financial condition. If we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.

We are also subject to evolving E.U. privacy laws on cookies and e-marketing. In the European Union, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive will be replaced by an E.U. regulation, known as the ePrivacy Regulation, which will significantly increase fines for non-compliance and impose burdensome requirements around obtaining user consent. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. As regulators start to enforce this stricter approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our advertising campaigns, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. In the European Union, informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. Regulators have already started to enforce this stricter approach in certain jurisdictions in which we operate, for example in France where data protection authorities have initiated a probe on third-party cookies. Any failure to comply with such laws, could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities.

There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements.

We are conscious of the extensive and evolving regulatory frameworks in the jurisdictions in which we operate. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Recently the European Union has introduced new regulations aimed at enhancing operational resilience and cybersecurity of entities in the financial, data, and technology sectors, including the Digital Operational Resilience Act and the Cyber Resilience Act. Further, there are changes in the regulatory landscape relating to new and emerging technologies, such as generative AI, which we have found and continue to find new ways to leverage in our products and internal operations. Additionally, as part of a broader trend of increased regulation of personal and non-personal data, the European Union has introduced the Data Act, which imposes significant obligations on businesses operating within the European Union to ensure data sharing, data access and control, and data portability rights for E.U. citizens.

Our failure, or the failure by our third-party service providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.

We are required to comply with consumer protection laws in various jurisdictions, which may lead to increased costs of compliance, potential investigations, fines, remedial requirements, potential actions by consumers against us, such as user complaints and claims for losses, as well as not being able to enforce contracts and/or other rights against our users.

We are required to comply with consumer protection laws in various jurisdictions that focus on protecting the rights of consumers. Laws and regulations relating to consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We may in the future become subject to investigation and enforcement action by local, national, and international consumer protection agencies, which monitor user complaints against us and, from time to time, escalate matters for investigation and potential enforcement against us. Any failure, or perceived failure, by us to comply with consumer protection-related laws and regulations to which we may be subject or other legal obligations relating to consumer protection could lead to increased costs of compliance, potential investigations, fines, remedial requirements, reputational damage, potential actions by consumers against us, such as user complaints and claims for losses, as well as not being able to enforce contractual and/or other rights against our users, which may result in adverse impact on our business, operating results, and financial condition.

Our acceptance of various payment methods exposes us to evolving rules, regulations, and compliance requirements. Non-compliance may adversely affect our business, operating results, and financial condition.

We accept payments using a variety of methods, including debit cards, ACH, wires, PayPal, ApplePay, GooglePay, Cubix, Plaid Direct Payments, bank transfers, and FAST transfer. Acceptance of these payment options subjects us to rules, regulations, contractual obligations, and compliance requirements, including payment card association operating rules, certification requirements and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. Although no system can completely prevent theft, we have security countermeasures in place to reduce the potential for fraud and theft by criminals. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, operating results, and financial condition could be adversely affected.

If we were deemed to be an investment company under the Investment Company Act of 1940 (the “1940 Act”), applicable restrictions likely would make it impractical for us to continue our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act. However, our assessment of our business is not binding on the SEC or any federal court that would consider our status as an investment company in the future.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of our total assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of our net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by our qualifying majority owned subsidiaries, and securities issued by qualifying companies that are controlled primarily by us. Moreover, even if we were to fail the 40% test in Section 3(a)(1)(C), and not be able to rely on Rule 3a-1, under Section 3(b)(1) of the 1940 Act an entity is not an investment company if it is primarily engaged, directly or through a wholly-owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities. We believe that we meet the Section 3(b)(1) standard.

Digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to us or any of our subsidiaries, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the Company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations.

If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, and financial condition. As a result, any future guidance or action from the SEC or its Staff that affect our investment company status or analysis, including changes that the SEC or its Staff may propose and adopt to stablecoins and/or digital assets generally, could inhibit our ability, or the ability of our subsidiaries, to pursue our current or future operating strategies.

Classification as an investment company would additionally subject us to specialized accounting methods under the 1940 Act. Among other things, the 1940 Act prescribes the methods to be used when making determinations of value. For financial statement purposes, securities for which market quotations are readily available are valued at their market value, and securities for which market quotations are not readily available and all other assets are valued at fair value as determined in good faith by the board of directors or its valuation designee. Furthermore, a company subject to regulation under the 1940 Act is also required to present its financial statements as prescribed under applicable 1940 Act rules and regulations. If we were deemed to be an investment company, and were unable to qualify for an exemption or exclusion from investment company status under the 1940 Act, our accounting of assets and presentation of our financial statements would change, and the financial statement presentation would not in our view reflect the orientation of our operations and may make it difficult to compare our results of operations with the results of our competitors in the stablecoin and digital assets sector.

Risks Relating to Third Parties

Our current and future services are dependent on payment networks, and any changes to their rules or practices could adversely impact our business.

We rely on banks and other payment processors to process users’ payments in connection with the purchase of digital assets on our platform and we pay these providers fees for their services. From time to time, payment networks have increased, and may increase in the future, the interchange fees and assessments that they charge for transactions that use their networks. Payment networks have imposed, and may impose in the future, special fees on the purchase of digital assets, including on our platform, which could negatively impact us and significantly increase our costs. Our payment card processors may have the right to pass any increases in interchange fees and assessments on to us, and may impose additional use charges which would increase our operating costs and reduce our operating income. We could attempt to pass these increases along to our users, but this strategy might result in the loss of users to our competitors that may not pass along the increases, thereby reducing our revenue. If competitive practices prevent us from passing along the higher fees to our users in the future, we may have to absorb all or a portion of such increases, thereby increasing our operating costs.

We may also be directly or indirectly liable to the payment networks for rule violations. Payment networks set and interpret their network operating rules and may allege in the future that various aspects of our business model violate these operating rules. If such potential allegations are not resolved favorably, they may result in significant fines and penalties or require changes in our business practices that may be costly and adversely affect our business. The payment networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give users the option of using credit cards to fund their purchases or the choice of currency in which they would like their card to be charged. If we are unable to accept credit cards or are limited in our ability to do so, our business would be adversely affected.

We depend on major mobile operating systems and third-party platforms for the distribution of certain products. If Google Play, the Apple App Store, or other platforms prevent users from downloading our apps, our ability to grow may be adversely affected.

We rely upon third-party platforms for the distribution of certain products and services. The Google Play Store and Apple App Store, which are global application distribution platforms, are the main distribution channels for our app. We are highly dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, new generations of mobile devices or new versions of operating systems, or changes in our relationships with mobile operating system providers, device manufacturers, or mobile carriers or in their terms of service or policies that degrade the functionality of our apps, reduce or eliminate our ability to distribute our app, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of our app, or impose fees or other charges related to our delivery of our app could adversely affect our business. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes might be unfavorable to us and our users’ use of our platform. In addition, these providers can require us to provide information and data, change our practices and implement certain features or policies related to our operations. Responding to such inquiries or implementing the changes these providers may ask us to do could be costly and time-consuming. Further, these providers may take aim at the digital assets listed on our platform, and require us to remove or delist these assets, which could cause reputational harm and adversely affect our business.

If we were to violate, or an operating system provider or application store believes that we have violated, any terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. There can be no guarantee that third-party platforms will continue to support our product offerings, or that users will be able to continue to use our products on such third-party platforms and any limitation or discontinuation of our access to any third-party platform or app store could adversely affect our business, operating results, and financial condition.

Risks Relating to Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

Our business relies heavily in large part on our proprietary technology and our brand. We protect our intellectual property through a combination of trademark, trade dress, domain name, copyright, and trade secret rights, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties. We expect to continue using these measures to establish, protect, and maintain our brand and other intellectual property rights. However, our efforts to establish, protect, and maintain our intellectual property rights in the United States or in foreign markets may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

We also rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. We attempt to protect our intellectual property, technology and confidential information by requiring our employees and other third parties who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements. We also require third parties we share information with to enter into nondisclosure and confidentiality agreements or to be bound by professional, fiduciary, or other contractual obligations requiring the applicable third party to protect our trade secrets, proprietary know-how and other confidential information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how or trade secrets. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology. These agreements may not be self-executing, may be insufficient or breached, may not effectively prevent disclosure of our proprietary information and trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of such information or infringement or misappropriation of our intellectual property. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Individuals not subject to invention assignment agreements may claim ownership to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise.

Further, intellectual property protection may not be available to us in every country in which our products and services are available, and the laws of such countries may not protect intellectual property and proprietary rights to the same extent as the laws of the U.S. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties and many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and intellectual property rights.

Effective protection of our intellectual property may be expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. In some instances, patent applications or patents may be abandoned or allowed to lapse, resulting in partial or complete loss of patent rights in a relevant jurisdiction. We may also agree to license our patents to third parties as part of patent pools, open patent projects or pursuant to open source software licenses. Those licenses may diminish our ability, though, to counter-assert our patents against certain parties that may bring claims against us.

Our long-term success will depend to some degree on our ability to protect the proprietary technology that we have developed or may develop or acquire in the future. While our patents may offer some protection, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products. Despite our efforts, unauthorized third parties, including competitors, may duplicate, mimic, reverse engineer, access, obtain, or use the proprietary aspects of our technology, processes, products, or services without our permission. Our competitors and other third parties may also design around or independently develop similar technology, or otherwise duplicate or mimic our services or products, such that we may not be able to successfully assert our intellectual property or other proprietary rights against them. Measures we have put in place may not prevent misappropriation, infringement, or other violations of our intellectual property or proprietary information, resulting in a loss of competitive advantage. Although we may pursue anyone whom we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties requires substantial financial resources and may not succeed. While in some cases a third party may agree to indemnify us for costs associated with intellectual property-related litigation, there is a risk that such a third party could refuse or be unable to fulfill its obligations. Our insurance coverage may also not adequately cover claims of this type, or may not apply at all, potentially requiring us to pay significant monetary damages. Any of our enforcement efforts may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. If such defenses or counterclaims are successful, we could lose valuable intellectual property rights. In addition, the significant amount of discovery required in intellectual property litigation could lead to the disclosure of our confidential information. Regardless of the outcome, enforcing our rights may result in costly and time-consuming litigation, potentially harming our business and competitive position.

We may be sued by third parties in the future for alleged infringement of their trademark, patent, and other intellectual and other proprietary rights.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the digital asset industry, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation. We cannot guarantee that NFTs sold on Nifty Gateway, or our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. Meme coins listed on one or more of our exchanges may incorporate names or images that infringe on the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive workarounds, or impose other unfavorable circumstances. We expect that the occurrence of infringement claims is likely to grow as the digital asset market grows and matures. Accordingly, as our business grows, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements by us or news coverage of any such litigation as negative, the market price of our Class A common stock may decline. Even if intellectual property infringement or misappropriation claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

NFTs sold on Nifty Gateway may infringe on or otherwise violate the intellectual property rights of others, including possible copyright and trademark infringement, which may adversely affect our NFT business and Nifty Gateway.

NFTs raise various intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright, and other right of use issues. The creator of an NFT will often have all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. Risks associated with purchasing or selling NFTs, include, among other things, the risk of purchasing counterfeit items or items alleged to be counterfeit, mislabeled items, items that are vulnerable to metadata decay, items on smart contracts with bugs, items related to content that infringes intellectual property rights, and items that may become untransferable. To the extent that, despite our screening procedures for supported NFTs designed to prevent such issues, we are directly or indirectly involved in a dispute between creators and buyers on Nifty Gateway, it could adversely affect the success of Nifty Gateway and harm our business, reputation, operating results, and financial condition.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could harm our business.

Our platform contains software modules licensed to us by third-party authors under “open source” licenses. We also make certain of our own software available to users for free under various open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages.

Many of the risks associated with the use of open source software cannot be eliminated. For instance, open source software is often developed by different groups of programmers that collaborate with each other on projects and are beyond our control. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors. Such a delay could negatively impact our products and services, including by adversely affecting the market’s perception of our products and services, impairing the functionality of our products and services, delaying the launch of new products and services, or resulting in the failure of our products and services, any of which could result in liability to us, our vendors and service providers. Further, our adoption of certain policies with respect to the use of open source software may affect our ability to hire and retain employees, including engineers.

We cannot assure you that our processes for controlling our use of open source software in our platform are, or will be, effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face litigation, infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition. Moreover, the terms of many open source licenses have not been interpreted by U.S. or non-U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be licensed to us free of charge as open source software.

Risks Relating to Our Employees and Other Service Providers

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.

We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including in particular Tyler and Cameron Winklevoss, and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of digital assets, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few key employees, or an inability to attract, retain and motivate additional highly skilled employees required for the growth of our business could adversely impact our operating results and impair our ability to grow.

Our management team does not have significant public company experience.

Our management team does not have significant experience operating publicly traded companies, and has limited experience interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results, and financial condition.

We try to foster a high-performance culture, and if we cannot maintain this culture, our business could be adversely impacted.

We believe that a key contributor to our success is our culture. We prioritize curiosity and continuous learning, encouraging team members to push boundaries while maintaining our commitment to regulatory compliance and risk management. Our current talent pool is comprised of professionals from leading technology and financial institutions, providing the comprehensive skillset needed to drive innovation in the cryptoeconomy. We believe our team’s track record of building scalable, distributed software systems, navigating complex regulatory environments, and delivering innovative products positions us for continued growth. If we cannot maintain this culture in the future, our business may be adversely impacted.

In the event of employee or service provider misconduct or error, our business may be adversely impacted.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of user funds, insider trading and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for users, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provided trainings to our employees to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at tech companies which generally do not maintain the same compliance customs and rules as financial services firms. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.

Our officers, directors, employees, and large stockholders may encounter potential conflicts of interests with respect to their positions or interests in certain digital assets, entities, and other initiatives, which could adversely affect our business and reputation.

We engage in a variety of transactions and maintain relationships with a number of digital asset projects, their developers, members of their ecosystem, and investors. It is possible that these transactions and relationships could create potential conflicts of interests in management decisions that we make. For instance, certain of our officers, directors, and employees are active investors in digital asset projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our other stockholders also make investments in these digital asset projects. In addition, our co-founders are involved in a number of initiatives related to digital assets and frequently make investments in companies involved in digital assets and blockchain networks. This and other initiatives they are involved in could divert their time and attention from overseeing our business operations which could have a negative impact on our business.

Similarly, certain of our directors, officers, employees, and large stockholders may hold digital assets that we are considering supporting for trading on our platform, and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such digital assets. We maintain a Digital Assets Trading Policy that prohibits trading in digital assets based on material nonpublic information and we have also adopted a Code of Conduct and Ethics that addresses self-dealing and other potential conflicts of interests. In addition, our Listing, Issuing, and Custody Policy places responsibility on our compliance team to identify potential conflicts of interest related to the listing, issuing, and custody of digital assets, which are reviewed by our Legal Team to assess materiality and determine whether recusal, disclosure, or other action is appropriate. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.

A substantial number of our employees work remotely, and others work remotely some of the time. This subjects us to heightened operational risks.

Many of our employees and service providers work from home. This subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes may be less secure than those used in our offices. While we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.

Risks Relating to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile, and could decline significantly and rapidly. Market volatility may affect the value of an investment in our Class A common stock and could subject us to litigation.

The market price of our Class A common stock could be highly volatile and may fluctuate substantially as a result of many factors, including:

•the number of shares of our Class A common stock publicly owned and available for trading;
•overall performance of the equity markets or publicly-listed financial services and technology companies and, in particular, companies in the digital assets industry;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the operational and financial results we provide to the public or our failure to meet those projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

•any major change in our board of directors, management, or key personnel;
•if we issue additional shares of capital stock;

•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, or joint ventures; and
•other events or factors, including those resulting from epidemics, pandemics, war, incidents of terrorism, or responses to these events.
In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm or otherwise influence the market price of our Class A common stock, regardless of our operating performance. For example, and in common with certain other public companies within the digital assets industry, our stock may be attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. The market prices for digital asset companies have experienced significant volatility in recent periods, including both price and volume fluctuations, that often has been unrelated or disproportionate to the operating performance of such companies. If these trends were to impact us, the trading price of our Class A common stock may from time to time reflect market dynamics that are not connected to traditional valuation methods that might otherwise be associated with an operating company with a business model such as ours. Investors may therefore be unable to assess the value of our Class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict the extent to which these dynamics will develop, how they may evolve over time, or whether or how long they may last. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

We are not obligated to, and do not intend to pay dividends or make other distributions with respect to any class of our common stock for the foreseeable future.

We intend to retain all of our available funds and earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends or make any other distributions in the foreseeable future. Consequently, investors of our Class A common stock may be unable to realize a gain on their investment except by selling such shares after price appreciation, which may never occur.

Our board of directors has significant discretion as to whether to make distributions. Even if our board of directors decides to declare and pay dividends or make other distributions, the timing, amount and form of future dividends or other distributions, if any, will depend on, among other things, our future results of operations and cash flow, applicable limitations under Nevada law, our financial condition and other factors deemed relevant by our board of directors. Because we are a holding company, our ability to pay dividends also depends on our receipt of cash dividends from our operating subsidiaries, which may be restricted in their ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur.

Substantial future sales of shares of our common stock by existing stockholders, or the perception that those sales may occur, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both.

In connection with the IPO, our executive officers and directors and the holders of substantially all of our shares of capital stock agreed with the underwriters not to offer, sell, dispose of or hedge any shares of Class A common stock or any options to purchase any shares of our Class A common stock, or securities convertible into, exchangeable for, or that represent the right to receive, shares of our Class A common stock, subject to specified limited exceptions, during the period ending 180 days after the date of the IPO except with the prior written consent of the representatives of the underwriters. The representatives of the underwriters may, in their sole discretion and at any time, release all or any portion of the shares subject to the lock-up.

In connection with the IPO, we entered into a Registration Rights Agreement with certain of our pre-IPO equityholders and Nasdaq, Inc. whereby, following the IPO and the expiration of the related 180-day lock-up period, we may be required to register under the Securities Act the sale of shares of our Class A common stock held by such holders. Shares of Class A common stock registered pursuant to the Registration Rights Agreement will also be available for sale in the open market upon such registration unless restrictions apply.

As restrictions on resale end, the market price of our Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

If securities or industry analysts cease publishing research, or publish inaccurate or unfavorable research, about our business or our industry, the price of our Class A common stock and its liquidity could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, or our industry. We do not have control over these analysts. If securities or industry analysts downgrade our Class A common stock or publish negative reports about our business, the price of our Class A common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause the price or trading volume of our Class A common stock to decline.

You may be diluted by the future issuance of common stock, preferred stock, or securities convertible or exchangeable into common or preferred stock, in connection with our incentive plans, acquisitions, capital raises, or otherwise.

In the future, we may sell Class A common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees and directors pursuant to the Equity Plan and the ESPP. If we sell Class A common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, stockholders may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.

Anti-takeover provisions in our organizational documents and Nevada law might discourage or delay attempts to acquire us that you might consider favorable.

Certain provisions of our amended and restated articles of incorporation, amended and restated bylaws, and Nevada law may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These anti-takeover provisions could make it more difficult for a third party to acquire us, even if many of our stockholders are in favor of the third party’s offer. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares or control our management or board.

Our amended and restated articles of incorporation provide that the Eighth Judicial District Court of Clark County, Nevada (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Nevada) is the sole and exclusive forum, and provide for a limited waiver of trial by jury, for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our amended and restated articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Eighth Judicial District Court of the State of Nevada sitting in Clark County, Nevada, will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative, (a) brought in the name or right of us or on our behalf, (b) asserting a claim for breach of any fiduciary duty owed by any current or former director, officer, stockholder, employee, or agent or fiduciary of us to us or our stockholders, (c) for any internal action (as defined in NRS 78.046), including any action asserting a claim against us arising pursuant to any provision of NRS Chapters 78 or 92A, our amended and restated articles of incorporation or our amended and restated bylaws, any agreement entered into pursuant to NRS 78.365 or as to which the NRS confers jurisdiction on the district court of the State of Nevada, (d) to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or our amended and restated bylaws, or (e) asserting a claim governed by the internal affairs doctrine; provided that such exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934 (“Exchange Act”) or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Further, our amended and restated articles of incorporation provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum and, in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal district court of the United States located within the State of Nevada will be the sole and exclusive forum. Unless we consent otherwise to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any claim asserting a cause of action arising under the Securities Act, against any person in connection with any offering of the our securities. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and, accordingly, we cannot be certain that a court would enforce such provision.

Our amended and restated articles of incorporation further provide that, to the fullest extent not inconsistent with any applicable U.S. federal laws (including the Securities Act and the Exchange Act), any and all “internal actions” (as defined in NRS 78.046) must be tried in a court of competent jurisdiction (subject to the exclusive forum provisions in our amended and restated articles of incorporation) before the presiding judge as the trier of fact and not before a jury. Pursuant to NRS 78.046 (as amended effective May 30, 2025, pursuant to Assembly Bill No. 239), such requirement will conclusively operate as a waiver of the right to trial by jury by each party to any such “internal action,” but not to the extent any such waiver would be inconsistent with or prohibited under the federal securities laws (including the Securities Act and the Exchange Act) and the rules and regulations thereunder. Under NRS 78.046, the limited waiver of trial by jury is only intended to apply to “internal actions” brought in state courts in the State of Nevada and does not limit or otherwise affect any right to a jury trial in any other action, suit or proceeding (including in state courts outside of Nevada and U.S. federal courts). Therefore, the limited waiver of trial by jury will not apply to claims brought under the Exchange Act, which are subject to exclusive federal jurisdiction, and will only apply to Securities Act claims if such claims are properly brought in state courts in the State of Nevada and constitute an “internal action” under NRS 78.046.

To the fullest extent permitted by applicable law, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum and limited jury waiver provisions in our amended and restated articles of incorporation, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws (including the Securities Act and the Exchange Act) and the rules and regulations thereunder. These choice of forum and jury waiver provisions, to the extent applicable and enforceable, may limit a stockholder’s ability to bring a claim in a judicial forum, even if such stockholder may believe such different forum or trial by jury to be favorable or convenient for disputes with us or any of our current or former directors, officers, other employees, or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find these provisions contained in our amended and restated articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or before a jury, which could harm our business, results of operations, and financial condition.

Limitations on director and officer liability and our indemnification of our directors and officers may discourage stockholders from bringing suit against a director or officer.

Nevada law provides that our directors and officers will not be individually liable to us or our stockholders or creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer unless (i) the statutory presumption in his or her favor established by NRS 78.138(3) is rebutted, (ii) the act or failure to act constituted a breach of his or her fiduciary duties as a director or officer, and (iii) such breach involved intentional misconduct, fraud or a knowing violation of law. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer. In addition, our amended and restated articles of incorporation and amended and restated bylaws require indemnification of directors and officers to the fullest extent permitted by Nevada law.

Our co-founders control a majority of the voting power of shares eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and their interests may conflict with ours or yours in the future.

Our co-founders control the majority of the voting power of our outstanding common stock through their affiliates and consequently hold significant influence over the election of our directors and other matters submitted to a vote of our stockholders. For so long as our co-founders continue to beneficially own a significant percentage of our common stock through their affiliates, they will be able to influence the composition of our board of directors and the approval of actions requiring stockholder approval in ways that may conflict with the interests of us or our other stockholders. Accordingly, for such period of time, our co-founders will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, our co-founders may be able to cause or prevent a change of control of us or a change in composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of the sale of the company and ultimately might affect the market price of our Class A common stock.

The multiple class structure of our common stock may adversely affect the trading market for our Class A common stock.

We cannot predict whether our multiple class structure of our common stock with different voting rights will result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Because of our multiple class structure, we may be excluded from these indices and other stock indices that take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to investors. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures and our multiple class structure may cause stockholders advisory firms to publish negative commentary about our corporate governance, in which case the market price and liquidity of our Class A common stock could be adversely affected.

We are a “controlled company” as defined under the corporate governance rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements of Nasdaq.

Our co-founders control a majority of our voting power. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including those that would otherwise require our board of directors to establish a compensation committee and nominating committee comprised entirely of independent directors. While we have a compensation committee and a nomination committee, as a controlled company neither of these committees is composed entirely of independent directors. As such, you do not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s rules.

We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2030; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

General Risk Factors

If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and digital assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

We might require additional capital to support business growth, and this capital might not be available.

We have funded our operations since inception primarily through equity financings, debt, and revenue generated by our product and service offerings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on or make other distributions with respect to our common stock. Furthermore, our amended and restated articles of incorporation authorize the issuance of “blank check” preferred stock that our board of directors could use to, among other things, issue shares of our capital stock or implement a stockholder rights plan. We may issue shares of capital stock to our users in connection with user reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the newly issued securities could gain rights, preferences, and privileges senior to those of holders of our Class A common stock. The trading price for our Class A common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or digital asset markets could adversely affect our business and the trading price of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of convertible debt or equity securities reducing the trading price of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

We have historically relied on related party financing and we may not be able to secure comparable financing in the future.

In addition to equity financings and revenue generated by our product and service offerings, we have historically relied on related party loans, primarily from Winklevoss Capital Fund, LLC (“WCF”), to fund certain aspects of our business. While we do not expect related party financing to be an ongoing source of new funding for the business in the future, a portion of our related party indebtedness remains outstanding. As of September 30, 2025, we had borrowed an aggregate of 133,430 ETH and 11,326 BTC from WCF pursuant to a series of lending agreements entered into since December 2022. These loans have been used to support general operations and to satisfy capital reserve and margin requirements under the NYDIG MRA, the Galaxy Lending Agreement and certain regulatory obligations. As of September 30, 2025, repayment obligations in respect of 26,629 ETH and 5,824 BTC remained outstanding under these agreements. These loans bear fees ranging from 4% to 8% per annum and, for the year ended December 31, 2023 and 2024, and for the nine months ended September 30, 2025, we incurred approximately $13.7 million, $21.1 million, and $19.1 million, respectively, in loan fees under these agreements.

These lending agreements with WCF do not contain affirmative or negative covenants and are prepayable at our option, with no fixed maturity date. However, WCF may require repayment at any time upon written notice. For more information on these lending agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Lending Agreements.”

Although these transactions have been a source of liquidity and capital for us historically, we cannot assure you whether WCF will continue to provide such financing, the extent to which we will continue to require similar financing arrangements to provide us with sufficient liquidity and capital, or that future loans, if any, will be made on the same or comparable terms, and we may be required to raise additional capital on less favorable terms. An interruption in related party financing could accordingly impair our ability to preserve sufficient operational and financial flexibility or fund growth, strategic, and development initiatives. Moreover, although we believe the terms of the WCF transactions are reasonable and in the best interests of the Company, and indicate our co-founders’ long-term commitment to the business, any perceived reliance on such related party transactions may be viewed negatively by investors, regulators, or potential business partners, or may raise concerns regarding actual or perceived conflicts of interest that could give rise to scrutiny, litigation, or reputational harm. For more information on our related party transactions and indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of Nasdaq, and other applicable securities rules and regulations. Stockholder activism, the current political and social environment, and regulatory reform may lead to new regulations and disclosure obligations, which will likely result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, experience additional material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which will require annual assessments by management of the effectiveness of our internal control over financial reporting beginning with our second annual report on Form 10-K. Although we are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act if we lose our status as an emerging growth company.

We have previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses identified pertain to the following: (i) we did not maintain an effective control environment in that a sufficient number of personnel were not available to support an effective financial close process in a timely manner; (ii) we did not maintain an effective risk assessment process, which led to some improperly designed controls; (iii) we did not establish, thoroughly communicate, and monitor certain control processes and relevant accounting policies and procedures; (iv) controls over the digital asset reconciliation between our internal ledger and the public blockchain to address the existence, recording, and safeguarding of digital assets were not effectively designed and implemented and, therefore, did not operate effectively; and (v) we did not properly design and implement controls over the launch of new products, including controls over the reconciliation of digital assets held in corporate accounts and on behalf of customers.

We have concluded that these material weaknesses existed because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. We have taken and will continue to take actions to remediate these material weaknesses, including hiring additional accounting and finance personnel with financial accounting, stock-based compensation, tax, and reporting expertise; increasing training and education in accounting and reporting requirements for a public company; designing and implementing processes, tools and internal controls over the financial statement close process; strengthening internal controls to align with the Committee of Sponsor Organizations framework and Internal Control over Financial Report standards; enhancing the review of journal entries and account reconciliations, including digital asset reconciliations; and retaining the services of third-party consultants to supplement our technical competencies and expertise.

We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. These remediation measures will be time-consuming and require financial and operational resources, and we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to material weaknesses in our internal controls over financial reporting. Additionally, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If one or more of the material weaknesses that we have identified, or any future material weaknesses, are not remediated, they could result in a material misstatement of our annual or interim financial statements that might not be prevented or detected and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act will be time consuming and costly. If we identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could decline, and we could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest (including an outbreak of armed conflict, such as the Russia-Ukraine and Israel-Hamas conflicts) could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our third-party partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, users will experience significant delays in withdrawing funds, or in the extreme, we may suffer loss of user funds.

Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.

We regularly review key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. These key business metrics are calculated using internal company data and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we have in the past and may in the future, calculate key business metrics using third-party data. While we believe the third-party data we have used in the past or may use in the future is reliable, we have not independently verified and may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key business metrics. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy.

Additionally, our MTU and LTU metrics are measured at a point in time and as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate. Further, our MTU and LTU metrics may also overstate the number of unique users who have registered an account on our platform, as one user may register for, and use, multiple accounts with different email addresses, phone numbers, or usernames. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business. We regularly deactivate fraudulent and spam accounts that violate our terms of use and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.

We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the digital asset markets and our revenue sources, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, in the past we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Unregistered Sale of Securities.

On September 15, 2025, concurrently with the closing of the IPO and as previously contemplated by, and described in, the Registration Statement on Form S-1, as amended (File No. 333-289665), filed by the Company with the SEC and declared effective on September 11, 2025, the Company closed the sale of an aggregate of 1,904,761 shares of Class A common stock to Nasdaq, Inc. at $26.25 per share pursuant to the Concurrent Private Placement, which was exempt from registration under Section 4(a)(2) of the Securities Act.

Use of Proceeds

On September 15, 2025, the Company completed its IPO, in which the Company issued and sold 15,937,501 shares of its Class A common stock at a public offering price of $28.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 300,565 shares of the Company’s Class A common stock and 458,364 shares of the Company’s Class A common stock from the selling stockholders. Net proceeds from the IPO were approximately $406.3 million after deducting the underwriting discounts and commissions and before deducting offering costs of approximately $15.2 million.

We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders. The gross proceeds to the Company from the Concurrent Private Placement were $50.0 million. Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC, and Cantor Fitzgerald & Co. acted as joint book-running managers of the offering.

We have used a portion of such proceeds to initiate repayment and post cash collateral in order to settle the principal amount outstanding under the Galaxy Lending Agreement, to satisfy tax withholding and remittance obligations related to RSUs that vested in connection with or settled upon the IPO, and for working capital and other general corporate purposes. We intend to use the remaining proceeds for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of September 12, 2025, by and between Gemini Astronaut Corps, LLC and Gemini Space Station, Inc.					X
2.2	Agreement and Plan of Merger, dated as of September 12, 2025, by and among certain blocker entities and Gemini Space Station, Inc.					X
2.3	Agreement and Plan of Merger, dated as of September 12, 2025, by and between Gemini Merger Sub, LLC and Gemini Space Station, LLC					X
3.1	Amended and Restated Articles of Incorporation of Gemini Space Station, Inc.	8-K	001-42836	3.1	9/15/2025
3.2	Amended and Restated Bylaws of Gemini Space Station, Inc.	8-K	001-42836	3.2	9/15/2025
4.1	Form of Class A Common Stock Certificate	S-1	333-289665	4.1	8/15/2025
4.2	Registration Rights Agreement, dated September 12, 2025, by and among Gemini Space Station, Inc. and certain of its stockholders					X
10.1	Third Amended and Restated Limited Liability Company Agreement of Gemini Space Station, LLC					X
10.2^	Credit Agreement, dated as of July 11, 2025, by and among Gemini Capricorn One, LLC, Gemini Constellation, LLC and Ripple Labs Inc.	S-1	333-289665	10.3	8/15/2025
10.3^	Master Repurchase Agreement, dated as of July 25, 2025, by and between NYDIG Funding LLC and Gemini Space Station, LLC	S-1/A	333-289665	10.4	8/21/2025
10.4	Form of Indemnification Agreement	S-1	333-289665	10.5	8/15/2025
10.5†	Employment Agreement of Cameron Winklevoss	S-1	333-289665	10.6	8/15/2025
10.6†	Employment Agreement of Tyler Winklevoss	S-1	333-289665	10.7	8/15/2025
10.7#†	Executive Employment Agreement of Dan Chen	S-1	333-289665	10.8	8/15/2025
10.8#†	Executive Employment Agreement of Marshall Beard	S-1	333-289665	10.9	8/15/2025
10.9#†	Executive Employment Agreement of Tyler Meade	S-1	333-289665	10.10	8/15/2025
10.10†	Gemini Space Station Senior Executive Severance Plan	S-1	333-289665	10.11	8/15/2025
10.11†	Gemini Space Station Executive Severance Plan	S-1	333-289665	10.12	8/15/2025
10.12†	Gemini Space Station, Inc. 2025 Omnibus Incentive Plan	S-1/A	333-289665	10.13	9/2/2025
10.13†	Gemini Space Station, Inc. 2025 Employee Stock Purchase Plan	S-1/A	333-289665	10.14	9/2/2025
10.14†	Gemini Space Station, Inc. Non-Employee Director Compensation Policy	S-1	333-289665	10.15	8/15/2025
10.15	Class A Common Stock Purchase Agreement, dated September 8, 2025, by and among Gemini Space Station, Inc. and Nasdaq, Inc.	S-1/A	333-289665	10.16	9/9/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
† Indicates a management contract or compensatory plan
# Certain portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(a)(6) of Regulation S-K
^ Certain portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gemini Space Station, Inc.
Date: November 10, 2025          By: /s/ Tyler Winklevoss
Tyler Winklevoss
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2025              By: /s/ Dan Chen
Dan Chen
Chief Financial Officer
(Principal Financial Officer)