Form 10-K
period 2025-12-31
Gemini Space Station, Inc.
filed 2026-03-31
CIK 2055592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
1

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on September 12, 2025.

As of March 30, 2026, the registrant had outstanding 44,858,608 and 75,126,784 of shares of Class A and Class B common stock, respectively, each with a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.
2

INDUSTRY GLOSSARY

Throughout this Annual Report on Form 10-K, we use a number of industry terms and concepts that are generally defined as follows:

•“Admin key” refers to a string of alphanumeric characters that permits its holder special access to make changes to a project’s protocol or smart contract. It is typically held by a project’s founders or core team.

•“Banking rails” refers to the infrastructure and systems that facilitate the movement of money between parties in a financial transaction. In the context of our business, the term refers to our customer-facing banking relationships, which allow our users to fund purchases on our platform and withdraw the proceeds of sales, among other things.

•“Bitcoin” refers to the original blockchain network as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto. Bitcoin was established in 2009 and pioneered Proof of Work, a technology for reaching consensus on a decentralized network.

•“bitcoin” or “BTC” refers to the native cryptocurrency on the Bitcoin network.

•“Block” refers to the data record of all transaction information made during a specific time frame on a blockchain network. Blocks are added sequentially to a network’s chain of data, which in turn make up the public ledger known as a blockchain. Blocks must be confirmed by the network via a process of consensus (known as a consensus mechanism) before a network can continue transacting and creating new blocks.

•“Blockchain” refers to a distributed ledger of transactions created by software (the blockchain protocol) that relies on advanced cryptography and a consensus mechanism to verify and record information.

•“Blockchain address” or “wallet address” refers to a string of alphanumeric characters that represents a participant in the network. Each blockchain address is unique.

•“Blockchain network” refers to the network of computers that have downloaded and are running the publicly available source code, or protocol, for a given blockchain. A blockchain network is the collection of all miners, nodes or validators, wallets, and other network participants that use computing power to send transactions, maintain the ledger, and add new blocks to the blockchain. Blockchain networks are designed for different purposes. For example, Bitcoin was designed to serve as a peer-to-peer electronic cash system and then evolved into a store of value, whereas Ethereum was designed to be a smart contract and decentralized application platform.

•“Blockchain protocol” refers to the publicly available source code that determines how computers participating in a given blockchain network interact with one another to maintain the blockchain. Among other things, the blockchain protocol details how transactions must be structured and determines the consensus mechanism used to validate and record transactions on the blockchain. Bitcoin and Ethereum are examples of well-known blockchain protocols.

•“Cold storage” refers to the storage of digital assets on a digital asset wallet that is disconnected from the internet. Common cold storage examples include offline computers, USB drives, or other devices.

•“Consensus mechanism” refers to the set of rules in a blockchain protocol that ensures all participants in that network unanimously agree on and verify data before it is recorded on the blockchain.

•“Cryptoeconomy” refers to the ecosystem that is powered by the use of digital assets and blockchain technology. It includes the creation, distribution, and management of digital assets within decentralized networks, as well as the incentive structures designed to encourage participation and ensure network security.

•“Cryptography” refers to the process of encrypting and decrypting data. Blockchain protocols use asymmetric cryptography to ensure the authenticity of data transmitted on the network. The protocol creates a pair of keys—a private key held by the owner of a wallet and a public key which is shared. To attest to the authenticity and ensure the integrity of a message or transaction, the protocol produces a digital signature from the private key and then verifies that signature with only public data (the public key).

•“Crypto rails” refers to the underlying infrastructure and technology that facilitate the transfer, storage, and exchange of digital assets. This includes blockchain networks and other systems that enable seamless and secure transactions within the digital asset ecosystem.

•“Custodial wallet” refers to a type of digital asset wallet where a third party holds a user’s private keys and crypto assets. With a custodial wallet, a user must trust a third party to secure their funds and return them upon request. The most common custodial wallets are web-based exchange wallets.

•“Custodian” refers to a person responsible for securely storing digital assets for another institution or individual. Typically, custodial services are targeted at institutional investors who hold large amounts of cryptocurrency. Custodians are often exchanges that host digital asset wallets for their users. A digital asset custodian must manage private cryptographic keys or material, backup and recovery of such material, and secure means of transaction construction and production of cryptographic signatures.

•“Custody” refers to the storing and safekeeping of a user’s private keys and digital assets by a third party, often to protect against theft or loss. Custody solutions may include managing private keys and ensuring secure access to funds. For example, digital asset exchanges often custody their users’ private keys and cryptocurrency holdings.

•“Decentralized application” or “dApp” refers to a software application that runs on a decentralized network, rather than a single centralized server. dApps typically leverage smart contracts to facilitate trust-minimized interactions among users. Examples of dApps that operate peer-to-peer include collateralized lending protocols and decentralized exchanges.

•“Decentralized Autonomous Organization” or “DAO” refers to an organization collectively owned and managed by its members, with rules enforced by smart contracts on a blockchain. Decisions, such as governance, are typically proposed and voted on by token holders rather than decided by a central authority.

•“Decentralized exchange” or “DEX” refers to a peer-to-peer marketplace running on smart contracts, allowing users to retain custody of their funds and trade directly with each other without intermediaries.

•“Decentralized finance” or “DeFi” refers to a peer-to-peer software-based network of protocols that can be used to facilitate traditional financial services like borrowing, lending, trading derivatives, insurance, and more through smart contracts.

•“Digital asset” refers to a bearer asset that exists on a public blockchain network. As used in this Annual Report on Form 10-K, it is synonymous with crypto asset and cryptocurrency. These terms encompass a wide variety of assets, including cryptocurrencies, tokens, digital stocks, and non-fungible tokens.

•“Ethereum” refers to a blockchain protocol that helped spawn innovations like smart contracts, stablecoins, and dApps and DeFi applications.

•“ether” or “ETH” refers to the native cryptocurrency of the Ethereum blockchain.

•“Ethereum Request for Comment 20” or “ERC-20” refers to the technical standard used for issuing and implementing digital assets (often called tokens in this context) on the Ethereum blockchain. The standard consists of a common set of rules that an asset must follow to function correctly within the Ethereum ecosystem.

•“ERC-20 token” refers to a type of digital asset created using ERC-20.

•“GUSD” refers to a stablecoin issued by Gemini that is specifically designed for high scalability, large transaction volume, and a wide variety of transaction types. All GUSD tokens are redeemable on a 1:1 basis for U.S. dollars. GUSD is an ERC-20 token issued on the Ethereum blockchain.

•“Hot wallet” refers to a digital asset wallet that is connected to the internet. The wallet’s assets are therefore held online, as opposed to a cold wallet, which is held in an offline environment.

•“Layer 1” refers to a blockchain protocol (e.g., Bitcoin or Ethereum) that is independently responsible for network security, consensus, and transaction settlement. Layer 1 networks provide the foundational architecture on which decentralized applications can directly operate.

•“Layer 2” refers to a secondary protocol that utilizes settlement capabilities of another network (i.e., a Layer 1 blockchain) to ensure finality. Layer 2 protocols are designed to scale or augment the blockchain network; for example to reduce transaction latency, or increase transaction throughput. Layer 2 solutions process transactions independently but then settle them back on Layer 1, thereby reducing congestion and fees on the base network. Some Layer 2 solutions are general purpose blockchains like Arbitrum or the Optimism network while others are specialized payment protocols like the Bitcoin Lightning Network.

•“Miner” refers to a blockchain network participant that creates blocks of transactions for inclusion in the blockchain using a proof-of-work consensus mechanism. Miners use computing power to compete with one another to be the first to solve a mathematical puzzle and, thereby, be selected by the protocol to create new blocks in the blockchain for inclusion in the distributed ledger maintained by the nodes. In return for their efforts, miners are rewarded with the cryptocurrency native to that blockchain.

•“Mining” refers to the process of using computing power on a proof-of-work blockchain protocol to solve a mathematical puzzle by trial and error in order to win the right to add a block to the network’s blockchain. Mining also results in the creation of new tokens, which miners earn as a reward for their efforts.

•“Multi-party computation” or “MPC” refers to a cryptographic approach that allows multiple entities to jointly compute a function without revealing their individual inputs. In blockchain and digital asset contexts, MPC is often used to secure private keys by splitting them across parties or devices, enhancing security and reducing single points of failure. MPC combines the security of cold wallets with the convenience of hot wallets by splitting private keys into multiple parts and distributing them across different locations or devices, reducing the risk of compromise.

•“Multi-signature technology” refers to a security mechanism requiring multiple private keys to authorize a single blockchain transaction. By requiring approval authority across multiple parties, multi-signature contracts can reduce the risk posed by a single compromised key or user.

•“Node” refers to a device that can connect to a blockchain via a peer-to-peer network and verify incoming blocks and transactions as well as broadcast transactions back to the network.

•“Non-fungible token” or “NFT” refers to a type of cryptographic token that represents a unique digital asset that cannot be exchanged for another type of digital asset. This characteristic is in contrast to cryptocurrencies like BTC that are fungible in nature. NFTs are created via smart contract technology and are classified with token standards that vary based on the blockchain protocol they utilize.

•“Onchain” refers to activities or data that are directly recorded and executed on a blockchain network.

•“Protocol” refers to software establishing how computers within a given network communicate with one another. In the cryptoeconomy, the term is often used as a shorthand for blockchain protocol, such as the Bitcoin or Ethereum protocols.

•“Private key” refers to a string of alphanumeric characters that allows a person to access and manage their digital assets in a digital wallet or other custodial solution, similar to a password. All private keys have a unique corresponding public key.

•“Public key” refers to a cryptographic code that corresponds with a private key and allows for derivation of a blockchain address. Public keys bind control of blockchain addresses to secret private keys. This binding allows for transparent sending of assets to a public address while also ensuring exclusive control by the holder of the private key.

•“Smart contract” refers to a software program that self-executes on nodes in a blockchain network. Smart contracts allow for transparent terms, execution and ultimately transactions between parties in a blockchain network.

•“Service Organization Control 1 Report” or “SOC 1” refers to an independent evaluation that examines a company’s internal controls related to financial reporting. In the digital asset industry, obtaining a SOC 1 report may help demonstrate that a platform has effective processes in place to ensure accurate and reliable financial operations. As discussed below, we have completed SOC 1 examinations.

•“Service Organization Control 2 Report” or “SOC 2” refers to an independent evaluation that assesses a company’s controls related to security, availability, and confidentiality of customer or user data. In the digital asset industry, obtaining a SOC 2 report may help demonstrate that a platform has implemented effective measures to protect user information and ensure system reliability. As discussed below, we have completed SOC 2 examinations.

•“Solana” refers to a smart contract-enabled blockchain protocol that aims to natively solve many of the scaling and throughput issues faced by other Layer 1 blockchain networks.

•“solana” or “SOL” refers to the native digital asset of the Solana network, and is used to pay for fees on the Solana network and reward validators on the network. Solana’s users can also stake SOL in order to become a blockchain node.

•“Stablecoin” refers to a digital asset that is expected to have a stable price relative to another asset such as fiat currency or a commodity (such as precious metals or industrial metals).

•“Staking” refers to the process through which a blockchain network user ‘stakes’ or locks their cryptocurrency assets on a network as part of the consensus mechanism, which is designed to ensure reliable production of blocks. Blockchain networks incentivize staking participation rates via payment of rewards to active validators. Each blockchain project which incorporates a staking feature has its own policies for staking requirements and withdrawal restrictions.

•“User” refers to an individual or institution that has registered on our platform. As used in this Annual Report on Form 10-K, it is synonymous with customer.

•“Validator” refers to a blockchain network participant responsible for verifying and including transactions on the blockchain. Each blockchain protocol has its own parameters for what constitutes an acceptable validator and how validators operate. Typically, validators compete to be the one selected by the blockchain protocol to validate transactions. Most decentralized blockchain networks rely on some form of validator node to process onchain transactions in a permissionless and distributed manner.

•“Wallet” refers to a software that accesses a users’ private key and history of transactions, thus allowing them to interact with a blockchain and to send and receive digital assets. Wallets are software that can be run on a personal computer, server, or mobile device.

•“Web3” or “Web 3.0” refers to decentralized applications running on the blockchain, where users can participate without the need for centralized intermediaries, offering the ability to maintain one’s privacy and ownership of data.
For additional information regarding our key business metrics, which include Monthly Transacting Users (“MTUs”), Lifetime Transacting Users (“LTUs”), Card Sign-Ups, Trading Volume, and Assets on Platform, as well as our use of Adjusted EBITDA, a non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and our future business, operating results, financial condition, prospects, the impact of potential acquisitions and dispositions, and our strategy for growth. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not statements of historical fact, and are based on current expectations, estimates, and projections about our industry as well as certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect our business strategy, operating results, financial condition, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon these forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by the cautionary statements contained in this section and elsewhere in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Gemini,”
the “Company”, the “Corporation,” “we,” “our,” “us,” or similar terms refer to Gemini Space Station, Inc. and its subsidiaries.

PART I

Item 1. Business.

Gemini Overview

Our mission is to build the bridge to the future of money and markets. Gemini is a trusted cryptocurrency platform building secure financial infrastructure for the next generation of money and markets, providing access for individuals and institutions to a financial future that is more open, fair, and secure.

Gemini was founded in 2014 to be the most trusted, secure, and easy way to buy, sell, and store crypto assets. As of December 31, 2025, we served users and institutions across more than 60 countries. In February 2026, we announced plans to exit and wind down operations in certain international markets, including the United Kingdom, the European Union (“E.U.”) and other European jurisdictions, and Australia, which will reduce our international footprint and allow us to focus more resources on our operations in the United States. See Note 23. Subsequent Events - Exit and Wind-Down Plan to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K .

Since our founding, we have expanded from a core crypto exchange into a more comprehensive platform for engaging with not only the cryptoeconomy, but markets generally. Our products and services include spot and derivatives trading, staking, an over-the-counter (“OTC”) trading desk, institutional-grade custody, a New York Department of Financial Services (“NYDFS”)-regulated stablecoin (GUSD), a U.S. credit card, and a prediction markets platform. We are building Gemini as an integrated platform with shared infrastructure for both money and markets and we intend to serve our users through a unified, multi-product experience.

In December 2025, we launched Gemini Predictions™, a U.S. Commodity Futures Trading Commission (“CFTC”)-regulated prediction markets platform offered through our affiliate Gemini Titan, LLC (“Gemini Titan”), which holds a Designated Contract Market (“DCM”) license. Gemini Predictions enables users to trade event contracts on outcomes ranging from crypto price movements to elections, sports, and cultural events. We believe prediction markets are a natural extension of our platform, expanding the range of outcomes users can trade while building on the security, regulatory compliance, and trading infrastructure we have developed over the past decade.

We previously operated Nifty Gateway, a digital art and NFT marketplace. In January 2026, we discontinued Nifty Gateway to focus on our core exchange and prediction markets businesses.

Since our founding, we have sought to adhere to high standards of security, regulation, and compliance. We operate exchanges through regulated entities in the United States and abroad. In addition, we offer digital asset custody services through Gemini Trust, a New York limited purpose trust company. All customer assets are held in full on our platform, ensuring every unit of cryptocurrency or fiat held by a user is available to the user. We hold money transmitter licenses (“MTLs”) or the statutory equivalent in all states that require such licenses so that we are able to operate in all 50 states and have direct access to fiat banking rails.

Our crypto-native technology stack at the core of our platform enables us to support advanced functionality and complex blockchain integrations while serving the demands of a global, 24/7/365 crypto market. Our proprietary, in-house custody solutions enable us to offer products that are both secure and easy to use. We have completed SOC 1 Type 2, SOC 2 Type 2, and ISO 27001 examinations, reflecting our commitment to institutional-grade security standards.

We generate revenue primarily from transaction fees on trading volume across our retail and institutional platforms, as well as fees from services and interest income associated with custody, staking, our credit card program and other services. For a discussion of our results of operations, see Part II, Item 7.

Our Platform

Our platform is designed as a comprehensive and trusted bridge to the cryptoeconomy and other market-based financial products, enabling users to trade, custody, and earn across a wide range of digital assets and offerings. Our products and services address core aspects of our users' crypto journeys, whether they are experienced traders or new to the space.

Our platform is focused on a centralized suite of products and services that, together, support trading, custody, rewards, and broader market participation, including, in particular, the following core elements:

•Trade & Invest: Our platform enables users to buy, sell, and trade a wide range of digital assets through an intuitive trading experience. Gemini ActiveTrader® offers advanced charting, multiple order types, and the ability to monitor and execute across multiple markets simultaneously. Gemini Derivatives allows users to trade perpetual contracts with cross-collateralization for risk and capital management. Through Gemini Predictions™, users can trade event contracts on outcomes ranging from crypto price movements to elections, sports, and cultural events, expanding the range of markets available on our platform.
•Custody: Our secure custody solutions safeguard user assets using offline cold storage, geographically distributed Hardware Security Modules (HSMs), and multi-party computation (MPC) technology. As a fiduciary and qualified custodian operating through Gemini Trust, a New York limited purpose trust company, we offer institutional-grade custody with segregated wallet structures for users who require separate storage of their digital assets.
•Earn: Users can earn crypto rewards through multiple channels on our platform. The Gemini Credit Card® allows users to earn crypto rewards on everyday purchases anywhere Mastercard is accepted, with rewards automatically deposited into their Gemini account. Users can also earn through staking supported digital assets and through rewards on eligible balances held on the platform.

Our platform is built on a commitment to being the most trusted brand in crypto. We believe the following pillars underpin that position:

•Licensing: We were one of the first crypto exchanges to receive a license from the NYDFS, and we hold multiple other licenses in the U.S., Europe, and Singapore.

•Compliance: Our robust compliance framework includes comprehensive KYC and market surveillance processes. We conduct transaction monitoring to ensure a high level of compliance. Our staff undergoes regular BSA and AML compliance training, reinforcing our commitment to maintaining a secure and compliant platform.

•Security: Our infrastructure features geographically distributed Hardware Security Modules (“HSM”) supporting cold storage, as well as MPC technology. We hold certifications including SOC 1 Type 2, SOC 2 Type 2, and ISO 27001, which reflect our adherence to rigorous security standards. We are one of the world’s first crypto asset custodians and exchanges to have completed both SOC 1 Type 2 and SOC 2 Type 2 examinations.

•Technology: We have a team of engineers with deep crypto expertise that built our crypto native platform and continue to be at the forefront of innovation.

Our Users

Our platform is designed to meet the needs of any individual or institution seeking to engage with the cryptoeconomy. As of December 31, 2025, we served users across more than 60 countries, with the majority located in the United States and a smaller presence in Asia-Pacific and Europe. In February 2026, we announced plans to exit and wind down operations in certain international markets, including the United Kingdom, the European Union and other European jurisdictions, and Australia, which will reduce our international footprint and allow us to focus more resources on our operations in the United States. See Note 23. Subsequent Events - Exit and Wind-Down Plan to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For information on MTUs, geographic distribution, and the regulated entities serving users in each region, see “Key Business Metrics” in Part II, Item 7 and “Government Regulations” below.

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

Competitive Strengths of Our Platform

A Trusted Brand in Crypto

Since our founding, we have sought to adhere to high standards of security, regulation, and compliance, which has established us as a trusted platform for both retail and institutional users. Despite the challenges inherent in operating in an industry with a substantial degree of regulatory uncertainty, we strive to proactively adhere to the standards set by regulatory authorities worldwide, and we believe we are well positioned to continue to conform to new regulatory changes globally. We hold all MTLs or the statutory equivalent in all states that require such licenses so that we are able to operate in all 50 states in the United States, and we have direct access to fiat banking rails. This foundation of trust and market leadership makes Gemini a leading platform for users seeking a regulated crypto service provider.

Relentless Commitment to our Users

Our commitment to users extends beyond our platform's security and compliance. We focus on delivering reliable service, responsive support, and continuous product improvement. We believe this user-first approach has built a loyal community that drives organic growth and reinforces our position as a trusted brand.

Purpose-Built and Vertically-Integrated Platform

Gemini is a crypto-native, vertically-integrated platform. Unlike competitors that require users to navigate multiple apps or providers for trading, custody, and rewards, we offer a unified, multi-product experience that we intend to function as a superapp. Our single platform integrates spot and derivatives trading (where permitted), staking, the Gemini Credit Card®, Gemini Predictions™, and self-custody wallet functionality. We believe this integrated approach, through its shared infrastructure, reduces friction, increases user engagement, and differentiates us in a market that remains fragmented across custody, trading, stablecoin, and rewards providers.

History of Product Innovation

We pride ourselves on continuous innovation and have a long history of pioneering new products in crypto. In 2016, we became the world’s first licensed exchange to list ether. In 2018, we released one of the world’s first regulated stablecoins. In 2020, we became the first crypto exchange to support hardware security keys on mobile apps. In 2021, we became one of the world’s first crypto asset custodians and exchanges to have completed both SOC 1 Type 2 and SOC 2 Type 2 examinations. And in 2022, we launched the Gemini Credit Card® in partnership with Mastercard to offer instantaneous crypto rewards with no annual or exchange fees—one of the only credit cards of its kind. Most recently, in December 2025, we launched Gemini Predictions™, a CFTC-regulated prediction markets platform. We remain committed to expanding the products and markets available on our platform.
Founder-Led and Mission Driven

Our founders, Tyler and Cameron Winklevoss, are at the center of everything Gemini does. Tyler and Cameron were early believers in the crypto movement, investing in bitcoin amounting to approximately 1% of all bitcoin in circulation over a decade ago, and they have been at the forefront of crypto innovation ever since. Our executive team has an extensive track record of founding and building successful ventures, along with operating experience at blue-chip financial services and technology firms. We believe this depth of experience gives our executive team an edge for both embracing disruptive technologies as they emerge and building a foundation of compliance and security that positions Gemini for long-term success.

Our Growth Strategies

The majority of our revenue is generated through transaction fees on our platform. To grow our business, we focus on deepening engagement with our users, acquiring and retaining high-value users, enhancing our trading capabilities, and diversifying our markets and asset classes. Outside of these organic growth strategies, we also regularly evaluate investment and acquisition opportunities that may help drive growth.

Deepening User Engagement and Acquiring High-Value Users

We are focused on growing the value of our user base through targeted acquisition, strong retention, and continued product development, while remaining focused on improving our platform experience:

•Acquire and retain high-value retail users: We focus on efficient user acquisition strategies that target active traders and long-term investors. We are implementing targeted marketing and outreach initiatives to improve sign-up and conversion rates, and continue to differentiate ourselves through a high-touch service approach and reliable platform experience.

•Acquire new and retain existing institutional users: We have a dedicated sales force that focuses on increasing the number of institutional users on our platform. We are deepening relationships with key industry stakeholders including developers, blockchain projects, and corporate partners. This includes expanding our strategic distribution partnerships with companies and developing relationships with companies looking to hold crypto assets on their balance sheets. These strategic distribution partnerships generally involve revenue-sharing arrangements based on institutional trading volume, co-marketing efforts to jointly promote our platforms, and technology integrations that streamline user access to our services. We have a renewed focus on targeting client segments through being more present at industry conferences and events.

•Focus on user experience: We believe our user experience is core to our identity and we strive for continual improvement. We regularly work to improve the quality of our orderbooks and liquidity across listed tokens, solicit feedback from users, and seek to offer superior user service at all times.

Enhancing Trading Capabilities for Active Users

To better serve active traders and investors, we are focused on strengthening our exchange infrastructure, growing our derivatives and prediction markets offerings, and improving cross-product engagement:
•Invest in our core exchange infrastructure: We continually invest in our exchange infrastructure to support high-volume, real-time global operations. We continue to improve the speed and efficiency with which we onboard new assets and markets.

•Grow derivatives, margin, and prediction markets: Gemini’s derivatives exchange allows eligible users to leverage their crypto assets to achieve long or short crypto exposure in order to manage risk, generate returns, and gain directional exposure. The exchange offers users a capital-efficient, highly available, and trusted venue to trade derivatives with no expiry on traded perpetual contracts. In 2025, we expanded our trading capabilities with the launch of margin trading, which enables eligible users to trade with up to 5x leverage, and Gemini Predictions™, a CFTC-regulated platform for trading event contracts on outcomes ranging from crypto prices to elections, sports, and cultural events. We expect continued product development and additional listings to drive volume across these offerings.

•Improve cross-product engagement: We anticipate that increasing the number of multi-product users will lead to increased engagement, Trading Volumes, and retention of users.
Diversifying Markets and Assets Available on Our Platform

We selectively evaluate new tokens, markets, and assets based on user demand, regulatory clarity, and strategic fit.

Crypto assets: We currently support a broad range of crypto assets on our platform, including bitcoin, ether, and stablecoins. We maintain a digital asset listing and custody framework that governs the process for evaluating whether to support a digital asset for custody and/or trading, which was subject to review by, and developed in accordance with, the NYDFS. Under this framework, there are a number of factors that we consider, including, but not limited to, a digital asset’s maturity, its relative liquidity, market demand, utility (including the asset’s technical design and intended use), regulatory and legal considerations, and potential risks related to cybersecurity, illicit finance, and concentration of control. We remain committed to growing the number and type of assets on our platform as the cryptoeconomy evolves, and providing users with seamless access to the latest networks without compromising safety or reliability.

New markets and asset classes: We believe users increasingly expect a single platform where they can trade across asset types. The launch of Gemini Predictions™ in December 2025 marked our expansion beyond crypto into event contracts, and we continue to evaluate opportunities to offer additional products and markets, including U.S. equities, tokenized securities, perpetual futures and other derivatives, subject to applicable law, regulatory approvals, and market demand.

Diversifying the markets and assets available on our platform supports user engagement and broadens our revenue base.

Opportunistic Inorganic Growth

Beyond our organic growth initiatives, we also regularly evaluate investment and acquisition opportunities that may help drive growth inorganically. Gemini Frontier Fund is Gemini’s strategic venture arm focused on growing the crypto ecosystem through investment in early-stage crypto projects and startups. Gemini Frontier Fund invests broadly across all sectors, blockchain networks, geographies, and organizational structures in an effort to help foster innovation and usher in the promise of crypto. Our portfolio focuses on what we consider to be the next generation of builders and visionaries who are pushing the boundaries of what is possible in crypto.

We have also made several acquisitions in the past to bring new capabilities to our platform and will continue to thoughtfully explore new opportunities that we believe are complementary to the Gemini platform. We remain hyper-focused on building our own suite of products but are continually inspired by the innovations of others.

Our Products and Services

Our platform serves as a bridge for users to cryptoeconomy and onchain applications. We offer a comprehensive platform of exchange-based products and services and a growing number of crypto-linked products. Our platform is designed to provide a trusted, secure, and easy way to buy, sell, store, stake, and collect within the cryptoeconomy, for both retail and institutional users.

Our diversified product platform includes:

•Exchange: Our platform empowers users to seamlessly buy and sell a wide range of crypto assets through an intuitive trading experience, comparable to traditional brokers and exchanges. The Gemini Exchange® is designed with a simple, user-friendly interface that users can use to navigate the market with confidence. For more advanced traders, our Gemini ActiveTrader® product features advanced charting and multiple order types for more complex trading needs. Within ActiveTrader is our Gemini Derivatives offering, which allows users to achieve long or short crypto exposure in order to manage risk, generate returns, and gain directional exposure by trading perpetual contracts and manage risk and capital through features such as cross collateral.

◦The Gemini Instant Liquidity Provider (“GILP”) facilitates the execution of instant orders on our exchange platform. When a user initiates an order, GILP provides a firm quote that is sourced from our Central Limit Order Book, developed using our own proprietary technology. We accept orders on behalf of users using standard price and time priority. When users’ orders match on our exchange, the transaction is immediately settled and the settled assets are available to users for trade or withdrawal.

◦Our exchange platform is offered to users on both mobile and web where we offer two modes, Gemini and Gemini ActiveTrader. We also offer a broad range of WebSocket, REST and FIX application programming interfaces that allow users to connect to our platform and power real-time data streaming and automated, high speed trading capabilities for both retail, protail, and institutional customers. These user interfaces are available to all users (with exception of FIX), however, our Gemini products are aimed at our retail users and our ActiveTrader product is more appropriate for more sophisticated trading strategies employed by institutions and protail traders.
•OTC: Alongside our exchange offerings, Gemini electronic OTC (“eOTC”) and voice OTC present users with an over-the-counter trading platform built for a seamless trading experience that is either automated (eOTC) or conducted over the phone (voice OTC). Our OTC offerings provide real-time visibility into changing asset prices as well as the status and execution details of placed orders. Large-scale orders may be placed through Gemini eOTC or voice OTC for immediate execution while incurring minimal transaction costs. Trading is accompanied by delayed net settlement, maximizing capital efficiency. Pricing is sourced from the top liquidity providers for tight spreads and deep liquidity. When an order is placed, it is executed using the best price across those providers, ensuring optimal price execution.

•Custody: Security is paramount when it comes to digital assets. We provide highly secure custody solutions that safeguard our users’ assets. As a qualified custodian we believe our custody services are on par with those offered by traditional financial institutions. Our secure custody infrastructure features geographically distributed HSM supporting cold storage with advanced multi-signature technology, as well as MPC technology. We hold certifications including SOC 1 Type 2, SOC 2 Type 2, and ISO 27001, which reflect our adherence to rigorous security standards. Gemini is one of the world’s first crypto asset custodians and exchanges to have completed both SOC 1 Type 2 and SOC 2 Type 2 examinations.
•Stablecoin: Gemini dollar (GUSD) is our U.S. dollar-backed stablecoin, which combines the creditworthiness and price stability of the U.S. dollar with the speed and efficiency of cryptocurrency to create a digital representation of cash that can be used to interact with the cryptoeconomy. GUSD, one of the world’s first regulated stablecoins, has been fully regulated by the NYDFS since 2018. Every GUSD in circulation is backed on a 1:1 exchange basis—with no conversion fees—using cash or cash equivalents held across bank accounts, money market funds, and U.S. Treasury bills. The NYDFS has issued public guidance, dated June 8, 2022, describing its supervisory expectations for NYDFS-regulated stablecoin issuers, including that stablecoins issued under NYDFS supervision be fully backed by a reserve of assets consisting only of short-term U.S. Treasury bills, specified reverse repurchase agreements, government money-market funds, and deposit accounts at U.S. depository institutions; that stablecoin issuers adopt clear, conspicuous redemption policies that confer on any lawful holder a right to redeem stablecoins at par in a timely manner; and monthly and annual attestation as to the stablecoin issuer’s reserves and compliance policies. Reserve asset attestations are published monthly by an independent registered accounting firm and our investment of reserve funds are ultimately overseen by our Chief Financial Officer, with certain operational functions performed by the Treasury team in consultation with the Legal Team.
•Staking: We offer innovative ways for our users to grow their crypto holdings and participate in blockchain networks. With Gemini Staking, both retail and institutional users are able to accrue rewards by delegating their crypto assets to staking pools that participate in validating transactions on proof-of-stake networks. With Gemini Staking, users can currently stake ether (ETH), solana (SOL), and monad (MON) with no minimum amount, and rewards determined by the applicable network and shared proportionally among participants. Staking is currently available to users in the United States (excluding New York) and in certain international markets. In January 2026, we received regulatory approval to offer staking services in New York and launched in that jurisdiction in February.
•Credit Card: We have partnered with WebBank and Mastercard to offer an industry-leading crypto credit card, The Gemini Credit Card®, which allows users to earn crypto rewards on every purchase. Rewards are available in bitcoin, ether, solana, and over 50 other crypto currencies offered on Gemini. Crypto rewards are instantly deposited into the user’s Gemini account when the purchase occurs, so users can immediately gain market exposure to the crypto asset. This serves as a way for consumers to invest in bitcoin and other crypto assets without changing their existing spending behavior. Cardholders are also not subjected to any trading fees that typically would accompany crypto purchases.

•Prediction Markets: We offer event-based derivatives that allow users to trade contracts linked to the outcomes of specified future events. Through Gemini Predictions, operated by our wholly-owned subsidiary Gemini Titan, eligible users can buy and sell binary “yes/no” event contracts that settle based on stipulated criteria defined in the applicable contract specifications. Gemini Titan is registered with the CFTC as a DCM and operates subject to the CEA (as defined below) and related CFTC regulations. Trading occurs through limit orders matched among market participants, and contracts settle following confirmation of the event outcome in accordance with applicable rules. Gemini Predictions became operational in December 2025 and are available only in jurisdictions and to users that meet applicable eligibility requirements.

•Spot Margin Trading: We offer spot margin trading to eligible users, which allows customers to trade certain supported crypto assets using borrowed funds subject to predefined margin requirements. Spot margin trading enables users to increase their trading exposure by posting collateral and borrowing additional assets in accordance with Gemini’s margin methodologies, risk limits, and liquidation thresholds. Margin positions are continuously monitored, and we may require additional collateral or liquidate positions if margin requirements are not maintained. Spot margin trading is subject to eligibility requirements, jurisdictional restrictions, and asset-specific limitations. We apply interest charges and fees on borrowed amounts in accordance with applicable terms.
We monetize our platform through diversified revenue streams:

•Transaction Fees: We earn fees on trading volume across our retail and institutional exchange and OTC platforms. Fee rates vary based on trade channel, user type, and volume.

•Assets Under Custody Fees: We earn fees on assets held in our Gemini Custody product, calculated as a percentage of assets under custody.

•Interest Income: We earn interest revenue on user custodial USD balances and GUSD reserves backing our stablecoin.

•Withdrawal Fees: We earn withdrawal fees when users withdraw fiat via wire or crypto assets from the platform.
•Credit Card-Specific: Our Credit Card product generates interchange revenue on transaction volume, as well as interest and fees.

•Prediction Markets: We generate revenue from our prediction markets platform primarily through transaction-based fees charged on executed event contracts. Fees are assessed based on customer trading activity and vary depending on contract type, trading volume, and market conditions. For the year ended December 31, 2025, prediction markets activity was limited due to the December launch of the product, and related revenue was not material. We expect prediction markets revenue to be driven by growth in customer participation and trading volumes over time.

•Spot Margin Trading: We earn revenue from spot margin trading primarily through interest income and fees on borrowed balances. Interest rates vary based on the asset borrowed, market conditions, and customer utilization levels. For the year ended December 31, 2025, spot margin trading activity was limited due to late-year launch of the product, and related revenue was not material.
Technology and Data

Security is at the forefront of our operations. Our infrastructure features geographically distributed HSM supporting cold storage with advanced multi-signature technology, as well as MPC technology. We hold certifications including SOC 1 Type 2, SOC 2 Type 2, and ISO 27001, which reflect our adherence to rigorous security standards. Gemini is one of the world’s first crypto asset custodians and exchanges to have completed both SOC 1 Type 2 and SOC 2 Type 2 examinations.

At Gemini, data is a core competency that drives decision-making and innovation across the organization. Our management and IT teams regularly utilize our enterprise analytics tool to extract valuable insights and optimize operations.

In marketing, a proprietary attribution model informs strategic decisions around promotional offers and media spend, ensuring efficient allocation of resources. Our product teams rely on onboarding analytics to refine product development and enhance the user experience, driving engagement and satisfaction.

In user support, our chatbot, which is powered by advanced large language models and currently available to U.S. mobile app users, delivers immediate, effective assistance while significantly reducing the workload on human agents. Support tickets generated through these interactions are processed by an internal generative AI system, which produces daily and weekly summary reports. These reports provide actionable insights that guide product improvements and further optimize user interactions.

Gemini also prioritizes safeguarding financial transactions through sophisticated ACH fraud modeling. Our models address potential ACH returns such as R01 (insufficient funds) and R10 (unauthorized transactions or unknown originators). These models assess transaction risk in real time on our exchange platform, leveraging historical user data and third-party vendor data (e.g., Plaid) to identify patterns of fraudulent and benign transactions. We believe that this proactive approach has significantly helped mitigate losses associated with fraudulent ACH activity and enhanced platform security.

Competition

The crypto industry is fragmented and evolving rapidly. We primarily compete with crypto-native platforms and fintech companies that offer comprehensive, diversified services including exchange, custody, staking, and other crypto-related products. Our primary competitors include Coinbase and Robinhood, among others.
We also face competition across individual product lines. In prediction markets, we compete with platforms such as Kalshi and Polymarket. In stablecoins, GUSD competes with USDC, USDT, and other dollar-backed stablecoins. In custody services, we compete with both crypto-native custodians and traditional financial institutions that are increasingly entering the digital asset space.

Additionally, we compete with offshore and decentralized platforms that may operate with less regulatory oversight, enabling them to offer products, assets, or leverage that we cannot offer in regulated markets. As regulatory frameworks develop globally, we may face increased competition from both new entrants and traditional financial institutions expanding into crypto.

We believe the primary competitive factors in our industry include:

•Breadth of products and services that meet the needs of crypto users
•Crypto-native, vertically-integrated technology platform
•Secure custody solutions
•Investment in regulatory compliance and operating licenses
•Ease of use and accessibility of products
•Investment in innovation to drive new products and services
•Durability through market cycles
•Deep crypto talent and expertise

The cryptoeconomy continues to evolve and we expect to face competition from new entrants, including traditional financial institutions, as regulatory clarity increases.

Intellectual Property

The protection of our brands, technology and intellectual property is an important aspect of our business. We protect our intellectual property, including our brands, through a combination of trademarks, patents, copyrights, trade secrets, contractual provisions, confidentiality procedures and non-disclosure agreements.

As of December 31, 2025, we owned 73 issued utility patents and had 72 pending utility patent applications (69 filed utility patent applications and three to-be-filed patent applications), and owned one issued design patent and had two pending design patent applications in the United States. As of December 31, 2025, we owned 302 issued trademarks registrations and had 124 pending trademark applications across the United States and certain other jurisdictions. These registrations are effective for varying periods of time and may be renewed periodically provided that we comply with all applicable renewal requirements, including, where necessary, their continued use in the applicable jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property and, to the extent they would be beneficial to our business and cost-effective, we intend to continue to file additional patent applications with respect to our technology and trademark applications with respect to our brands.

In addition to the above, we have registered several domain names, including www.gemini.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further protect the use of our proprietary technology and intellectual property through provisions in both our user terms of use on our website and in our agreements with service providers.

Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. For additional information regarding risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”

Human Capital

We seek to foster a high-performance culture based on merit. Gemini is a place where hard-working problem-solvers and creative builders thrive. Our core values emphasize long-term thinking, an ownership mentality, and working collaboratively with a security- and compliance-first mindset. We prioritize curiosity, continuous learning, and encouraging team members to push boundaries while maintaining our commitment to regulatory compliance and risk management. This approach is designed to foster a beginner’s mind and a shared, crypto-native vision for building the decentralized future. Our talent pool is comprised of professionals from leading technology and financial institutions, providing the comprehensive skill set needed to drive innovation in the cryptoeconomy. We believe our team’s track record of building scalable, distributed software systems, navigating complex regulatory environments, and delivering innovative products positions us strongly for continued growth.

We are committed to attracting and retaining top-tier talent by offering a competitive compensation and benefits package. This package is reviewed and updated twice per year to help ensure it remains aligned with market standards and our internal philosophy. Our compensation planning cycle coincides with our structured feedback cycle during which employees and managers engage in substantive performance conversations to facilitate targeted learning, continuous improvement, and career development. As part of our biannual compensation review program, pay equity analyses are also conducted to ensure equitable compensation practices across the organization.

As of December 31, 2025, we had a total global workforce of approximately 650 employees. In February 2026, we announced a reduction to our workforce of up to approximately 200 global employees.

Government Regulation

We operate in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, local, and foreign governments and regulatory authorities. Since our inception more than ten years ago, we have worked with regulatory stakeholders and lawmakers around the world to help shape thoughtful regulation that fosters both consumer protection and innovation. We have spent considerable time applying for and becoming licensed and regulated in the United States and various other jurisdictions across the world.

Gemini’s platform operates principally in the United States. In the United States, Gemini's platform operates through Gemini Trust, LLC (“Gemini Trust”), which is primarily regulated by the NYDFS and Gemini Moonbase, LLC (“Gemini Moonbase”), which is regulated by various state regulators, including Florida’s Office of Financial Regulation. We hold MTLs or the statutory equivalent in all states that require such licenses so that our platform is able to operate in all 50 states, and both entities are also registered with FinCEN as money services businesses. In addition, Gemini Trust is chartered as a limited purpose trust company by NYDFS, which requires it to meet applicable capital requirements and comply with applicable New York banking law and NYDFS BitLicense regulations.

Internationally, we currently operate, and previously operated prior to our wind-down of operations in the United Kingdom, Europe, and Australia announced earlier this year, through various locally-established affiliates and subsidiaries, each subject to country-specific licensing, registration, and supervisory regimes administered by financial services and anti-money laundering and counter-terrorism regulators where we offer services. These regimes include, as applicable, virtual asset service provider, exchange regulation and payments and e-money frameworks. We continue to operate in Singapore through Gemini Digital Payments Pte. Ltd., which has obtained an in-principle approval for a Major Payments Institution license under the Singapore Payment Services Act 2019 from the Monetary Authority of Singapore for digital payment token and cross-border money transfer services.

While, in 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) was signed into law and the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) was passed by the U.S. House of Representatives, the laws and regulations to which we are subject, including, but not limited to, those pertaining to digital assets, prediction markets, and credit cards, are rapidly evolving. Therefore, we monitor these areas closely and invest significant resources in our legal, compliance, product, and engineering teams to ensure our business practices evolve to help us comply with the current laws, regulations, and legal standards to which we are subject, as well as changes in interpretations thereof and additional laws, regulations, and legal standards that are introduced in the future. For additional information relating to regulation and regulatory actions, see “Risk Factors—Risks Relating to Regulatory and Legal Matters” and “Item 3. Legal Proceedings.”

Anti-Money Laundering and Counter-Terrorist Financing

We are subject to various AML and counter-terrorist financing laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (the “BSA”) in the United States, and similar laws and regulations abroad. In the United States, as a money services business registered with FinCEN, the BSA requires us to among other things, develop, implement, and maintain a risk-based AML program, provide an AML-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our users. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our AML obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to AML and counter-terrorist financing. We have implemented a compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists promulgated by OFAC and equivalent foreign authorities.

Our compliance program includes policies, procedures, reporting protocols, and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing risks associated with money laundering and terrorist financing. AML regulations are constantly evolving and vary from jurisdiction to jurisdiction. We continuously monitor our compliance with AML and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements.

Money Transmission, Stored Value, and Virtual Currency Business Activity

Gemini’s exchange platform operates through Gemini Trust and Gemini Moonbase in the United States, each registered with FinCEN as money services businesses. Gemini Trust and Gemini Moonbase are each subject to, among other things, affiliate transaction limitations, notice and reporting requirements, restrictions and requirements with respect to the investment of user funds and use and safeguarding of user funds and digital assets, user notice and disclosure requirements, and applicable reporting and recordkeeping requirements. State licensing laws also cover matters such as regulatory approval of controlling stockholders, directors, and senior management of the licensed entity. We hold MTLs or the statutory equivalent in all states that require such licenses so that our platform is able to operate in all 50 states.

Economic and Trade Sanctions

We are required to comply with economic and trade sanctions administered by the United States, the E.U., relevant E.U. member states, and other jurisdictions in which we operate. Economic and trade sanctions programs administered by OFAC and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations, as well as certain digital currency addresses. See “Risk Factors—Risks Relating to Regulatory and Legal Matters—If we expand our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and AML.”

Securities

Determining whether a specific digital asset is a security or offered and sold in a securities transaction under U.S. law has been historically complex and continues to remain subject to considerable uncertainty. For example, the SEC and its staff have previously taken the position that transactions involving many digital assets fall within the definition of a security under the U.S. federal securities laws. However, SEC officials have also indicated or implied through various mediums that it does not consider transactions in bitcoin or ether to be offered and sold in securities transactions. More recently, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the current Chairman of the SEC has stated he believes most digital assets are not securities; however, this is not an official statement by the SEC, may not represent the agency’s views, and does not bind it. As a result, there is little certainty under applicable legal tests whether certain digital assets are or are not offered and sold in securities transactions, and any such determination has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets, including licensing, registration, and qualification requirements. On March 17, 2026, the SEC issued an interpretation of the definition of “security” as applied to certain types of crypto assets and transactions involving crypto assets, and addressed how a “non-security crypto asset” may become subject to, and cease to be subject to, an investment contract.

We have policies and procedures to analyze whether transactions in digital assets on our platform, as well as our products and services, could be deemed to be offered and sold in a securities transactions subject to state or federal securities laws. We perform ongoing monitoring of digital assets supported on our platform and we maintain a rigorous listing and delisting policy. Given the lack of clear guidance, a standard, or policy on digital assets and securities transactions, our policies and procedures represent our company-developed risk-based assessment, including with respect to the likelihood that a particular digital asset, product, or service could be deemed a security or securities transaction under applicable laws. In the event that we determine that a supported digital asset has been ultimately determined to be offered and sold as a security, or that the continued offering or sale of a digital asset presents risk to us or our users, we endeavor to take prompt action, which can include discontinuing the trading of the digital asset. For additional information regarding risks related to digital assets and digital asset transactions being classified as securities or securities transactions, see “Risk Factors—Risks Relating to Regulatory and Legal Matters—A particular digital asset, digital asset transaction, or product or service offering’s status as a security or sold as part of a securities transaction in any relevant jurisdiction is subject to a high degree of uncertainty. If we incorrectly conclude that a digital asset, digital asset transaction, or product or service offering is not offered and sold as a security or securities transaction, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.”

Broker-Dealer

Gemini Galactic, LLC (“Gemini Galactic”) is our broker-dealer registered with the SEC and is a member of FINRA. Gemini Galactic may operate an ATS that can offer its subscribers the ability to trade “virtual” or “tokenized” digital asset securities. While Gemini Galactic is not yet operational, broker-dealer and alternative trading system activities are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which they are registered or licensed or of which they are a member.

Commodities and Derivatives

The CFTC has stated and CFTC enforcement actions have confirmed that at least some digital assets, including bitcoin, fall within the definition of a “commodity” under the U.S. Commodity Exchange Act of 1936 (the “CEA”). In March 2026, the CFTC joined an interpretation issued by the SEC to provide guidance that the CFTC and its staff would administer the CEA consistent with the SEC's interpretation, and that certain “non-security crypto assets” could meet the definition of “commodity” under the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital assets that do not utilize margin, leverage, or financing. The National Futures Association (the “NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over bitcoin futures contracts and certain other digital assets derivatives. However, the NFA does not have regulatory oversight authority for the cash or spot market for digital assets trading or transactions. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain leveraged commodity transactions involving digital assets, including the markets on which these products trade.

Prohibitions on Bribery and Anti-Corruption

We are subject to regulations imposed by the Foreign Corrupt Practices Act in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws also prohibit improper payments between private entities and persons.

Privacy and Protection of User Data

We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, transfer and other processing of personal data about our users and employees in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships. See “Risk Factors—Risks Relating to Legal and Regulatory Matters—We obtain and process a large amount of personal data, including sensitive data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.”

Consumer Protection

The FTC, the CFPB, and other U.S. federal, state, and local and foreign regulatory agencies regulate financial products, including money transfer services related to remittance or peer-to-peer transfers. These agencies, as well as certain other governmental bodies, in particular state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive acts or practices, or UDAAPs, and they promulgate, interpret, and enforce rules and regulations that affect our business. For example, all persons offering or providing financial services or products to consumers in the United States, directly or indirectly, can be subject to enforcement actions related to the prohibition of UDAAPs. The CFPB can enforce subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.

Credit and Debit Card State and Federal Laws

Our credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider such as the CARD Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The CARD Act includes rules and restrictions on credit card pricing, finance charges and fees, user billing practices and payment application. The Dodd-Frank Act was enacted in 2010 and increased the regulatory requirements affecting providers of consumer credit. The Dodd-Frank Act granted each of the CFPB and the Financial Stability Oversight Council authority to determine whether any non-bank financial company, such as us, should be supervised by the CFPB or Board of Governors of the Federal Reserve System, respectively. Any new rules or regulations implemented by the CFPB or the Financial Stability Oversight Council or in connection with the Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.

The CFP    B has proposed and issued rules that impact, have previously impacted, or could impact in the future the industry and our credit card operations. For example, the CFPB’s Credit Card Penalty Fees Rule, issued on March 5, 2024, would lower the regulatory safe harbor for certain credit card late fees under the CARD Act from $30 ($41 for subsequent violations) to $8. The Credit Card Penalty Fees Rule was challenged in court, and in April 2025, the CFPB agreed to a judgment vacating that rule. Further, on January 13, 2025, the CFPB issued a proposed rule that would prohibit certain contract terms in agreements for consumer financial products or services, including credit cards. The proposed rule would prohibit any “term or condition that expressly reserves the covered person’s right to unilaterally change, modify, revise, or add a material term of a contract for a consumer financial product or service.” In May 2025, the CFPB withdrew this proposed rule. In addition, the Dodd-Frank Act directed the Federal Reserve to regulate debit interchange transaction fees that a card issuer or payment network receives or charges for an electronic debit transaction. Pursuant to the Dodd-Frank Act, debit interchange transaction fees must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. On November 14, 2023, the Federal Reserve issued a notice of proposed rulemaking, pursuant to which the Federal Reserve proposed to update certain interchange rates for card issuers operating in the U.S. with assets of $10 billion or more. Further, members of Congress have periodically introduced legislation to reduce credit card interchange fees, such as The Credit Card Competition Act. There could be similar legislation implemented at the state level, such as the Illinois Interchange Fee Prohibition Act. If any such legislation is passed, our business, operating results, or financial condition may be adversely affected. We anticipate more legislation, regulations, and interpretations of existing rules, and, depending on the nature and extent of these new laws, regulations, and interpretations, we may be required to make changes to our practices and systems, including with respect to our credit card program. See “Risk Factors—Risks Relating to Regulatory and Legal Matters—The Gemini Credit Card is subject to various laws, regulations, and industry standards, all of which are subject to change and some of which are subject to uncertain interpretation.”

Prediction Markets

In December 2025, we launched Gemini Predictions, a regulated prediction markets platform operated by our DCM affiliate and wholly-owned subsidiary, Gemini Titan. As a DCM, Gemini Titan is subject to ongoing CFTC oversight and must comply with applicable CEA requirements and CFTC regulations, including requirements relating to market rules, surveillance, and other compliance obligations. The CFTC has previously taken steps that may impact the types of event contracts that can be offered by CFTC-regulated entities and could set forth additional regulations around how such products are designed and offered. Recently, the CFTC indicated that it may pursue additional rulemaking and other regulatory actions relating to these products, which may bring additional clarity to prediction markets platforms such as ours.

Additionally, state regulators may seek to regulate prediction market products notwithstanding federal oversight. For example, in December 2025, the Connecticut Department of Consumer Protection issued cease-and-desist orders to multiple platforms, directing them to stop making available “sports event contracts” and other alleged unlicensed online gambling to Connecticut residents. Similarly in March 2026, Arizona brought criminal charges against Kalshi alleging that it was operating an illegal gambling business in violation of Arizona law by offering certain event contracts to Arizona residents and Nevada won a temporary restraining order to prevent Kalshi from offering certain event-based contracts in Nevada. A fragmented, state-by-state regulatory approach could require us to implement differing controls or potentially restrict availability in certain jurisdictions. As the prediction market industry is relatively nascent, it is difficult to predict how the legal and regulatory framework around prediction markets will develop and how such developments will impact our business and Gemini Predictions. See "Risk Factors—Risks Relating to Regulatory and Legal Matters—The applicability of certain preexisting laws and regulations to our prediction markets business is uncertain and Gemini Predictions could become subject to, or the target of, a regulatory or enforcement action."

Corporate Information

Gemini Space Station, Inc. was incorporated in the State of Nevada on February 4, 2025. Pursuant to an internal reorganization completed in 2025 in connection with our initial public offering (“IPO”), Gemini Space Station, Inc. is a holding company, and its principal asset is a controlling equity interest in Gemini Space Station, LLC (“GSS LLC”). Gemini Space Station, Inc. is the sole managing member of GSS LLC and controls all of the businesses and affairs of GSS LLC, as well as its direct and indirect subsidiaries.

Available Information

We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our website at

www.gemini.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We use our Investor Relations website (investor.gemini.com), our blog (www.gemini.com/blog), press releases, public conference calls and webcasts, and our official social media channels, including our X account (@Gemini) and LinkedIn page, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information disclosed through these channels may be deemed to be material information. Accordingly, we encourage investors, the media, and others to monitor these channels for information about us.

The contents of the websites and social media channels referenced above are not intended to be incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to such websites or channels are intended to be inactive textual references only.

Item 1A. Risk Factors.

An investment in our Class A common stock involves a high degree of risk. You should consider carefully the following risks, together with the financial and other information contained in this Annual Report on Form 10-K, before you decide to purchase our Class A common stock. If any of the following risks or uncertainties actually occurs, our business, operating results, and financial condition could be materially and adversely affected. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment. The risks discussed below are not exhaustive; additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, operating results, and financial condition. We cannot assure you that any of the events discussed below will not occur.

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
•There can be no assurance that Gemini Predictions will gain sufficient user adoption or market share, and there is no guarantee that it will generate meaningful revenue for our business.
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

Our business depends on the continued growth, development, and acceptance of blockchain networks, digital assets, and related technologies, which are subject to a high degree of uncertainty. Key factors influencing the further development of blockchain networks and digital assets include the global adoption of digital assets and blockchain technology; regulatory and quasi-government restrictions on access to and operation of blockchain networks; and the maintenance of open source protocols that support blockchain networks. Additional factors, such as shifts in consumer demographics and public preferences, the availability of alternative transaction methods, the potentially speculative nature of digital assets, and economic conditions domestically and globally, also contribute to this uncertainty. If blockchain adoption, acceptance, or functionality slows, halts, or changes in a way that diminishes our ability to grow our exchange and custody businesses, our financial condition and growth prospects could be materially and adversely affected.

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

We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of digital assets by our users. The transaction price, represented by the trading fee, varies depending on the value of the transaction and/or the user’s transaction volume processed over the previous thirty-day period. Instant orders also incur a convenience fee that is typically calculated at a rate around 100 basis points above the market price. Declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may result in lower total revenue to us.

The price of digital assets and associated demand for buying, selling, and trading digital assets have historically been subject to significant volatility. For instance, in 2017, the value of certain digital assets, including bitcoin, experienced steep increases in value, and our user base expanded worldwide. Value increases of certain digital assets, including bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which adversely affected our net revenue and operating results. While the value of digital assets, including bitcoin, increased significantly in 2024 and 2025, they have decreased in value in early 2026 and if the value of digital assets and transaction volume continue to decline, our ability to generate revenue may suffer and user demand for our products and services may decline. These factors could adversely affect our business, operating results, and financial condition and cause the price of our Class A common stock to decline. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

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

Our net revenue is concentrated in a limited number of areas, such as transactions in bitcoin, ether, and solana. During 2022 and 2023, the value of bitcoin, ether, solana, and other digital assets declined steeply. While the value of many digital assets recovered and reached record highs in 2024 and 2025, the prices of digital assets have generally decreased in early 2026 and, if the value of these digital assets continues to decrease, or does not increase again in the future, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader digital asset industry described in this section, our revenue may be adversely affected if the markets for bitcoin, ether, and solana deteriorate or if their prices decline, including because of the following factors:
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

Attacks upon systems and networks across a variety of industries, including the digital asset industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals which include state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including users’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Such threats may see their frequency increased and effectiveness enhanced by the use of artificial intelligence (“AI”). Further, these risks may be heightened in connection with ongoing global conflicts, such as Russia’s invasion of Ukraine or the conflicts in the Middle East. Attacks may occur on our systems and networks or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems and networks remain undisturbed. Attacks may be designed to exploit operational vulnerabilities or other weaknesses in our processes or procedures, to deceive employees and service providers into releasing control of our systems or networks, or to introduce computer viruses and malware into our systems or networks with the intent to steal confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.

Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have in the past and may, from time to time, experience future breaches of our security measures, which may or may not materially affect our business operations. These breaches may be due to human error, malfeasance, insider threats, system errors, system vulnerabilities and other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and networks, as well as those of our users, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, ransomware, denial-of-service attacks, and attempting to fraudulently induce individuals (including employees, service providers, and our users) into disclosing usernames, passwords, payment card information, and other sensitive information, which may in turn be used to access our information technology systems and users’ digital assets. Threats can come from a variety of sources such as criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. We may also acquire other companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities because of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time. Any perceived or actual security breach—whether affecting our platform, our users, or third parties—may expose us to legal risk and potential liability, including governmental or regulatory investigations and class action litigation.

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

Our reputation and ability to attract and retain users and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our digital asset exchange and the ability of our users to trade digital assets are dependent on our ability to access the blockchain networks underlying the supported digital assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

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

If any of our systems or networks, or those of our third-party service providers, are disrupted for any reason, as has happened in the past, our products and services may be interrupted or even fail, potentially resulting in unanticipated disruptions, slower response times and delays in our users’ trade execution and processing, failed settlement of trades, delays in withdrawing stakes assets, incomplete or inaccurate accounting, recording, or processing of trades, unauthorized trades, loss of user information, increased demand on limited user support resources, user claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our operations, including our exchange, custody, credit card, and prediction market businesses. Significant or persistent interruptions in our services could cause current or potential users or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation. Moreover, to the extent that any system failure or similar event results in damages to our users or their business partners, these users or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

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

In order to support any supported digital asset, a variety of front and back-end technical and development work is required to implement our wallet, custody, trading, staking and other solutions for our users, and to integrate such supported digital assets with our existing technical infrastructure. Some digital assets require extensive development work, and there is no guarantee that we will be able to integrate successfully with any existing or future digital asset. In addition, such integration may introduce software errors or weaknesses into our cryptocurrency exchange, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our digital asset exchanges. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may be forced to stop supporting the affected digital asset. This could result in frozen or lost user assets, compromised wallet security, and disruptions to our digital asset exchange and technical infrastructure, all of which could adversely impact our business.

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

Prediction markets, in particular, have recently emerged as a highly competitive market, with new players expected to enter the field in the near future. If we do not secure substantial market share quickly, we may face intensified challenges in competing effectively with other entrants, which could harm our operating results. Similarly, if we are unable to capture a significant market share in the credit card industry, the intense competition within this already saturated market could make it challenging to differentiate our product and achieve our growth targets.

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

If we fail to effectively manage our growth, scale our operations, or implement workforce changes as needed, our business and operating results could be adversely affected.

In 2024 and 2025, we experienced a period of significant growth in terms of employee headcount, international footprint, and user growth. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls. Growth initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing, and retaining a partially remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, our systems and processes may not scale effectively, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. The failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to non-compliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, and reductions in force. For example, in an effort to reduce operating expenses, we have had to strategically reduce our workforce in the past, including in 2024 and earlier this year as part of the Plan (as defined below). Any reduction in force may not achieve the anticipated benefits they were designed to achieve. In addition, in February 2026, we parted ways with our Chief Financial Officer, Chief Operating Officer, and Chief Legal Officer, and these leadership changes, together with our workforce reduction in connection with the Plan, may increase operational disruptions, reduce our ability to maintain and improve our systems and controls, and result in the loss of institutional knowledge, including through unplanned attrition. Reductions in force may also adversely affect employee morale and productivity, make it more difficult to hire and retain qualified personnel in the future, and harm our company culture. Any failure to effectively manage our growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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

Operating and maintaining subsidiaries outside the United States exposes us to significant regulatory, operational, and compliance risks.

We currently have subsidiaries in the United States and abroad. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a growing business in an environment of diverse cultures, languages, customs, tax regimes, legal systems, alternate dispute systems, and regulatory systems. If we expand our business and user base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:

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
    We have limited experience with most international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, if any, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by users in new markets. We may also face challenges in complying with local laws and regulations. For example, we may be subject to regulatory frameworks that are evolving, have not undergone extensive rulemaking, and could result in uncertain outcomes for our users and/or our ability to offer competitive products or services in the broader digital asset industry. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.

We may not realize the anticipated benefits of our planned exit and wind down of operations in the United Kingdom, the European Union, and Australia, including our related reduction in force.

In February 2026, we approved a plan to exit and wind down our operations in the United Kingdom, the European Union and other European jurisdictions, and Australia (the “Plan”), as part of a broader initiative to reduce operating expenses and support our path to profitability. In connection with the Plan, we announced a reduction in force of up to approximately 200 employees, including employees in Europe, the United States, and Singapore.

We implemented the Plan based on a number of assumptions, and there can be no assurance that the Plan will produce the intended results or that the expected cost savings will be realized in the expected amounts or within the expected timeframes, or at all. The Plan may take longer to complete than anticipated, and actions taken in connection with the Plan may be more costly than we currently expect. In connection with the Plan, we expect to incur pre-tax restructuring and related charges, substantially all of which are expected to result in cash expenditures, including employee-related costs (such as severance payments, notice pay where applicable, and employee benefits and related costs) and other exit and disposal costs (including facility exit costs, contract termination costs, and professional fees). The estimates of the charges and expenditures we expect to incur, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from our estimates. We may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Plan.

The Plan could also adversely affect our business, results of operations, and financial condition. The process of exiting and winding down operations may be disruptive, may divert management attention, and may adversely affect employee morale, productivity and retention, including among employees in jurisdictions in which we will continue to operate. If we do not execute the Plan effectively, or if the Plan results in greater disruption or costs than expected, our business may be adversely affected and we may not achieve profitability on our anticipated timeline, or at all.

For risks related to our previously announced reduction in force , see —Risks Relating to our Business and Industry—If we fail to effectively manage our growth, scale our operations, or implement workforce changes as needed, our business and operating results could be adversely affected.”

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

From time to time we have been subject to claims and disputes with our users with respect to our products and services, such as claims and disputes arising from allegedly fraudulent or unauthorized transactions and account takeovers. In the future, we are likely to face similar claims, and also possibly claims relating to the execution and settlement of digital asset trades, problems with deposits and withdrawals of digital assets, failures or malfunctions of our systems and services, or other issues relating to our products and services. The ingenuity of criminal fraudsters, combined with many users’ failure to adopt best practices including use of hardware security keys (e.g., Yubikeys), will likely cause our users to continue to be subject to account takeovers and other identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, to be effective, they require continuous improvement and optimization for continually evolving forms of fraud. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our users, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor user experiences, including indefinite account inaccessibility for some of our users, which increases our user support costs and can compound damages. We could incur significant costs in compensating our users, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We could be subject to investigation and enforcement action by a multitude of state, federal, and international consumer protection agencies.

There is uncertainty as to whether, and if so to what extent, the Electronic Fund Transfers Act (“EFTA”), applies to digital asset exchanges and custodians, such as us, and to transactions on such platforms. A case filed in the Superior Court for the District of Columbia sought a declaration from that court that EFTA applies to our business, as well as injunctive relief. Gemini is appealing a jurisdictional ruling in that case. The application or extension of EFTA to us and to transactions on platforms such as ours would significantly increase our litigation expenses, as well as user fraud losses borne by us as a result of litigation, and would significantly adversely affect our business, operating results, and financial condition.

Some of our user agreements contain arbitration clauses with class action waivers. While these may limit our exposure to consumer class action litigation, and have been generally enforced in the U.S., there is a risk that some U.S. federal, state, or non-U.S. courts may decline to enforce our arbitration clauses or class action waivers, or that the law applicable to these provisions changes in an adverse manner. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of arbitration clauses or class action waiver provisions. Any prohibitions, limitations on, or discontinuation of the use of such arbitration or class action waiver provisions could subject us to additional lawsuits. There can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. There have been instances in which litigants have responded to arbitration clauses paired with class action waivers by filing numerous arbitrations against one company. In some instances, this has caused the companies targeted by mass arbitrations to incur significant amounts in arbitration filing fees, in addition to other arbitration costs. If we were subject to mass arbitration as such, it would adversely affect our business, operating results, and financial condition. While we have taken steps to mitigate the risk of mass arbitrations, there is no guarantee that these steps have been or will be effective.

We have settled 49 related arbitrations brought by approximately 141 clients of one institutional user of our platform, IRA Financial Trust Company (“IRAF”). As of March 1, 2026, we are facing 373 arbitrations filed by Earn users seeking additional interest separate from their recovery in the Genesis Global Capital, LLC (“Genesis”) bankruptcy. Consistent with the rules of the arbitration provider, National Arbitration and Mediation (“NAM”), Gemini Trust has agreed to participate in 15 “bellwether” arbitrations and all other matters have been stayed pending the outcome of these arbitrations. Gemini Trust has prevailed in the first five of these bellwether arbitrations. It is possible that the number of arbitrations we face will increase in the future.

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

Our research and development of such technology remain ongoing and may be costly and yield inefficient results. As with many new and emerging technologies, AI presents significant potential for efficiencies but also risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may suffer. For example, if our competitors or other third parties incorporate AI-powered solutions into their products more quickly or more successfully than us, this could impair our ability to compete effectively. At the same time, use of AI has recently become the source of significant media attention and political debate. Although we attempt to mitigate this risk, content generated by AI systems may be offensive, illegal, or otherwise harmful. Further, such content may appear correct but is factually inaccurate, misleading or otherwise flawed, which could negatively impact our users, harm our reputation and business, and expose us to liability. AI and machine learning models require training on training datasets prior to production use, and in some instances, AI algorithms or training methodologies may be overbroad, insufficient, or contain biased information. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, users, or society, or result in our products and services not working as intended. Further, if third parties allege that our AI and machine learning models violate applicable law, or that our use of training data violates applicable law or third-party rights, we may be subject to legal liability or we may be forced to retrain our models on different datasets, which could result in unexpected costs, and adversely affect the availability of our offerings or their reliability, or otherwise make them less useful for their intended purpose. Human review of certain outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts.

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

We rely on bank relationships to provide banking rails for our platform. In particular, users’ cash holdings on our platform are held with one or more of our multiple banking partners in omnibus accounts. Given the industry in which we operate, our banking partners may view us as a higher risk customer for purposes of their AML programs, notwithstanding the fact that the subsidiaries through which we operate hold all required licenses for their current activities. GTC and Gemini Moonbase, LLC (“Gemini Moonbase”) are registered money services businesses with FinCEN under the BSA. In addition, we hold MTLs or the statutory equivalent in all U.S. states requiring such licenses for our operations. Further, GTC is a limited purpose trust company chartered by the NYDFS. Likewise, our foreign subsidiaries hold all required licenses, including from the Monetary Authority of Singapore.

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

There can be no assurance that our launch of our co-branded credit cards will be successful in generating a recurring stream of revenue.

In August, 2025, we launched a co-branded credit card in conjunction with Ripple. The launch was a contributing factor in more than 30,000 new credit card sign-ups in the month of August 2025, a new monthly high that was more than twice the number of credit card sign-ups in the prior month. While these sign-ups reflected initial customer interest in the Ripple cobranded credit card, not all approved applicants activated or used their cards, and therefore sign-ups alone are not necessarily indicative of cardholder activity or future revenues. The ultimate performance of the Ripple and other cobranded credit cards will depend on factors such as the number of cards actually issued and remaining open, cardholder transaction volume, and the level of related receivables. As a result, there can be no assurance that the launch of our co-branded credit card with Ripple, or any other co-branded credit card, will be successful in generating a recurring stream of revenue for our business.

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

There can be no assurance that Gemini Predictions will gain sufficient user adoption or market share, and there is no guarantee that it will generate meaningful revenue for our business.

In December 2025, we launched Gemini Predictions, a CFTC-regulated prediction market platform offered through our affiliate, Gemini Titan, which holds a DCM license. Gemini Predictions is a new offering, and there can be no assurance that it will develop into a successful or meaningful revenue-generating line of business. Prediction markets are a nascent and highly competitive industry, and our ability to grow Gemini Predictions depends on our ability to attract and retain users and to gain market share. Gemini Predictions may not achieve sufficient market acceptance, user adoption, or market share to generate meaningful revenue for our business.

Moreover, the launch and continued development of Gemini Predictions requires the investment of significant financial and management resources, including resources that could otherwise be used to develop, enhance, and operate other products and services. If Gemini Predictions does not achieve market acceptance or generate meaningful revenue, we may not recover our investments and may reduce our investment in, modify, or discontinue Gemini Predictions in the future.

In addition, Gemini Predictions is subject to evolving legal and regulatory considerations. For more information, see “—Risks Relating to Regulatory and Legal Matters—The applicability of certain preexisting laws and regulations to our prediction markets business is uncertain such that Gemini Predictions could become the target of a regulatory or enforcement action.”

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

In 2025, the GENIUS Act, which establishes a regulatory framework for payment stablecoins, was entered into law. It is not yet known how the GENIUS Act will be interpreted by courts. Further, the sale and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the various jurisdictions relevant to our business. The risks associated with stablecoins may adversely affect interest in and demand for the products and services we seek to offer, and subject us to additional regulatory uncertainties, which may result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, as well as adversely affect our business, operating results, and financial condition.

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

We currently support, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these digital assets do not operate as expected, or if the fundamental premise of smart contract acceptance or function shifts, our business, could be adversely affected.

We currently support, and expect to continue to support, various digital assets that represent units of value on smart contracts deployed on a third-party blockchain. Smart contracts are programs that can store, automatically execute and transfer value, or conduct other operations when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC-20-compatible smart contract tokens that allowed hackers to create a large number of smart contract tokens, causing multiple digital asset platforms worldwide to shut down ERC-20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of digital assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited digital assets into the smart contract. If any such vulnerabilities or flaws come to fruition, smart contract-based digital assets, including those held by our users on our digital asset exchanges may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, or lose liquidity over a short period of time.

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

Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our users’ digital asset transactions, the exact scope and application of such requirements is not entirely clear for all of the digital asset transactions on our platform. In November 2021, the U.S. Congress passed the Infrastructure Investment and JOBS Act, which provides that brokers would be responsible for reporting to the IRS the transactions of their users in digital assets, including transfers to other exchanges or non-exchanges. In 2024, the U.S. Treasury Department and the IRS finalized regulations and issued other administrative guidance on tax information reporting for digital assets (the “Final 6045 Regulations”) and introduced new rules that are applicable to our tax reporting and withholding obligations with respect to our user transactions. The U.S. Treasury Department and the IRS issued additional administrative guidance in 2025 that extends transitional relief provided by the 2024 administrative guidance.

Although we expect to achieve the necessary milestones required to comply with U.S. tax reporting and withholding requirements set forth in the Final 6045 Regulations with respect to our users’ digital asset transactions, including the collection of IRS Forms W-9 and W-8 from our users, withholding obligations (effective beginning January 1, 2026), and IRS Form 1099-DA, Digital Asset Proceeds From Broker Transactions reporting obligations , there is a risk that we may not have proper processes and procedures necessary to comply with the Final 6045 Regulations or may not build systems within the required timelines to ensure compliance for certain users or transactions. If the IRS determines that we are not in compliance with our tax reporting, we may face penalties, including liability for backup withholding tax that is not properly withheld (beginning in 2027), interest charges, and fines, which could adversely affect our financial position. The IRS has issued a safe harbor for brokers who make a “good faith effort” to file the appropriate information returns and furnish associated payment statements accurately during the transitional relief period. The Final 6045 Regulations will require us to invest substantially in new compliance processes and procedures, which could also adversely affect our financial position. Further, the IRS has announced it intends to issue additional guidance, including reporting for assets transferred between wallets or exchanges, as well as implement the Crypto-Asset Reporting Framework proposed by the Organization for Economic Cooperation and Development (“OECD”), which may create additional compliance obligations that could adversely affect our financial position or operating results.

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

The 2024 U.S. presidential election and change of administration has had a significant impact on the digital asset industry and our business in the United States, which will continue to depend in part upon the approach the administration continues to take with respect to the industry. For example, in January 2025, President Trump signed an Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which, among other things, stated that the current administration’s policy will be “to support the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy” by “providing regulatory clarity and certainty” regarding digital assets and blockchain technologies. The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommended that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a central bank digital currency, and clarifying tax laws as relevant to digital assets. In addition, the report recommended that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others. In addition, more recently, the GENIUS Act, providing a regulatory framework for stablecoins, was signed into law and market structure legislation—the CLARITY Act—was passed by the U.S. House of Representatives.

Further, although it appears that the current Chair of the SEC is taking a different approach to digital assets than was undertaken by the previous Chair, including with respect to rulemaking, formal and informal guidance, and enforcement decisions, there can be no assurance that the current Chair or the current administration will ultimately continue to enact rules or regulations that take a more favorable or significantly different approach toward the digital asset industry than the previous administration. For example, in January 2025, the SEC announced the launch of a new crypto task force “dedicated to developing a comprehensive and clear regulatory framework for crypto assets,” which “will collaborate with Commission staff and the public to set the SEC on a sensible regulatory path” regarding digital assets, including to “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources more judiciously.” More recently, in July 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the report by the interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets.”

It may be illegal now, or in the future, to acquire, own, hold, sell, or use bitcoin or other digital assets, participate in blockchains or utilize similar digital assets in one or more countries, which would adversely affect our business operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject to evolving regulatory requirements. As digital assets have grown in popularity and in market size, U.S. Congress, U.S. financial regulators, and certain U.S. agencies have increasingly begun to examine digital assets in more detail.

Certain countries, including China, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. In many countries, such as China, it is illegal to accept payment in cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of digital assets. Such restrictions may adversely affect us as the large-scale use of digital assets as a means of exchange is presently confined to certain regions globally.

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

Several jurisdictions have taken a broad-based approach to classifying digital assets transactions, products, and services as securities or subject to their securities laws, while other jurisdictions have adopted a narrower approach. As a result, certain digital asset transactions, products or services may be deemed to be a security or securities transaction under the laws of some jurisdictions but not others. Determining whether any given digital asset is offered and sold in a securities transaction is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in a particular crypto asset and the way in which it is offered and sold. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. For example, the SEC and its staff have previously taken the position that transactions involving many digital assets fall within the definition of a security under the U.S. federal securities laws. However, SEC officials have also indicated or implied through various mediums that it does not consider transactions in bitcoin or ether to be offered and sold in securities transactions. More recently, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the current Chair of the SEC has stated he believes most digital assets are not securities; however, this is not an official statement by the SEC, may not represent the agency’s views, and does not bind it. As a result, there is little certainty under applicable legal tests whether certain digital assets are or are not offered and sold in securities transactions, and any such determination has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets, including licensing, registration, and qualification requirements. On March 17, 2026, the SEC issued an interpretation providing a token taxonomy under which certain categories of digital assets are not securities and addressing how a “non-security crypto asset” may become subject to, and cease to be subject to, an investment contract.

We have policies and procedures to analyze whether transactions in each digital asset on our platform, as well as our products and services, could be deemed to be a security under applicable laws. Although we perform ongoing monitoring of digital assets supported on our platform and we maintain a listing and delisting policy, our policies and procedures do not constitute a legal standard, but rather represent our company-developed assessment regarding the likelihood that a particular digital asset transaction, product, or service should be deemed a security or securities transaction under applicable laws. In the event that we determine that a supported digital asset has been ultimately determined to be a security or that the continued offering or sale of a digital asset presents a significant risk to us or our users, we aim to take prompt action to discontinue the trading of the digital asset. Regardless of our conclusions or actions, we could be subject to legal or regulatory action in the event the SEC, state regulators, a foreign regulatory authority, or a court were to determine that a digital asset transaction, product, or service currently or previously offered, sold, or traded on our platform is a securities transaction under applicable laws. In addition, such policies and procedures may not be sufficient to mitigate and address all risks. Excluding Gemini Galactic, which is not operational, our platform is not registered or licensed with regulators as a broker-dealer, national securities exchange, or alternative trading system (“ATS”) (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to allow the offer and sale of securities on our platform. We only permit trading on our platform of those digital assets for which we determine there are reasonably strong arguments to conclude that the digital asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a determination to offer a digital asset does not guarantee any conclusion under applicable securities laws.

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

Prior to our wind down of operation in the region as part of the Plan we made tokenized securities (“Gemini Tokenized Stocks”) available to Gemini users in the E.U. in June 2025. Gemini Tokenized Stocks are tokenized tracker certificates that reflect the price of an underlying stock and allow the investor to gain exposure to the underlying asset via an onchain financial instrument. These products are designed to provide economic exposure to the price performance of certain stocks, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks. Gemini Tokenized Stocks were issued by Dinari, Inc. and were offered to eligible E.U. users by our wholly-owned subsidiary, Gemini Intergalactic EU Artemis, Ltd. (“Gemini E.U.”), which holds a MiFID license issued by the Malta Financial Services Authority. In February 2026, we announced a wind-down of our operations in the E.U. and we accordingly no longer offer this product.

The market for tokenized securities is nascent, and there can be no assurance that a liquid or orderly market for tokenized securities will develop or be sustained. Blockchain-based mechanisms, including decentralized exchanges, may have significantly less liquidity, volume, transparency, or regulatory oversight compared to national securities exchanges, such as Nasdaq. This could fragment liquidity across platforms, impair price discovery, widen bid-ask spreads, and lead to prolonged price discrepancies between tokenized and traditional forms of the same security—especially where arbitrage is limited by operational or regulatory constraints. To the extent we seek to tokenize our Class A common stock as a tokenized security in the future, this could introduce novel risks and operational complexities that could adversely impact the trading dynamics, price discovery, and liquidity of both the tokenized security and our actual Class A common stock.

Furthermore, market intermediaries may face unclear or evolving obligations when interacting with tokenized securities, and the application of U.S. federal securities laws and other regulations to the trading of tokenized securities remains uncertain. For example, in July 2025, the SEC Commissioner issued a statement noting that “tokenized securities are still securities,” and therefore transactions involving tokenized securities are subject to federal securities laws. More recently, in March 2026, the SEC Chairman made a statement that “only one crypto asset class remains subject to the securities laws: digital securities, namely traditional securities that are tokenized.” If offered and sold within the United States, which they currently are not, Gemini Tokenized Stocks might also be deemed to be security-based swaps. Advisory committees and staff of the CFTC have also discussed exploring a potential regulatory framework for tokenization of assets, including tokenized collateral.

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

Moreover, while our advertisements for and other publicity about Gemini Tokenized Stocks generally clearly stated that these products were only available to Gemini users in the E.U., it is possible that the SEC or a private plaintiff could seek to establish that such publicity involved offers of Gemini Tokenized Stocks to U.S. residents inconsistent with the registration provisions of the securities laws. Although we believe we would have substantial defenses to any such allegations, they could, if proven, subject us to liability under U.S. law.

Tokenized securities are also subject to the broader risks associated with digital assets, including cybersecurity, technological failures, and operational risks, which could affect our reputation, financial condition, and operating results. See “—Risks Relating to our Business and Industry.”

The applicability of certain preexisting laws and regulations to our prediction markets business is uncertain and Gemini Predictions could become subject to, or the target of, a regulatory or enforcement action.

Our operation of Gemini Predictions may expose us to legal, regulatory, and other risks. As the prediction market industry is relatively nascent, it is difficult to predict how the legal and regulatory framework around prediction markets will develop and how such developments will impact our business and Gemini Predictions. In particular, although Gemini Predictions is operated through Gemini Titan, an affiliate that has been licensed by the CFTC as a DCM, regulators or courts could determine that particular products, market types, or features of Gemini Predictions are impermissible, must be modified, or must be discontinued.

For example, the CFTC has previously taken steps that could limit the types of event contracts that can be offered on CFTC-regulated entities and could impose additional regulations or restrictions around how such products are designed and offered, and has recently indicated it may pursue additional rulemaking and other regulatory actions relating to these products. If the CFTC’s approach evolves in a way that restricts certain categories of contracts (including sports-related contracts) or requires different product features or controls, we could be required to change, limit, or discontinue aspects of Gemini Predictions. In addition, regulators and courts may take different views about the interaction between federal commodities regulation and state gambling, wagering, or gaming laws. State regulators may seek to restrict the availability of certain prediction market products notwithstanding federal oversight, which could require us to geo-fence, modify, or suspend certain markets or limit access in some jurisdictions. A fragmented, state-by-state regulatory approach could require us to implement differing controls, restrict availability in certain jurisdictions, which may ultimately reduce adoption and revenue from Gemini Predictions. For example, in December 2025, the Connecticut Department of Consumer Protection issued cease-and-desist orders to multiple platforms, directing them to stop making available “sports event contracts” and other alleged unlicensed online gambling to Connecticut residents. In addition, in March 2026, Arizona brought criminal charges against Kalshi alleging that it was operating an illegal gambling business in violation of Arizona law by offering certain event contracts to Arizona residents and Nevada won a temporary restraining order to prevent Kalshi from offering certain event-based contracts in Nevada. Similar actions (or threatened actions) by other state regulators could result in restrictions on where and how we offer Gemini Predictions.

If we fail to accurately anticipate or manage the risks associated with Gemini Predictions, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues, our prediction markets business and our financial condition, results of operations, reputation, and growth prospects could be materially harmed.

Certain transactions in digital assets on our digital asset exchange platform may constitute “retail commodity transactions” subject to regulation by the CFTC as futures contracts. If transactions in digital assets on our platform are deemed to be such retail commodity transactions, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.

    Any transaction in a commodity, including digital assets deemed to be commodities, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and in 2020, the CFTC adopted interpretive guidance addressing the “actual delivery” of a digital asset, which the CFTC later withdrew in December 2025. To the extent that any leveraged, margined, or financed transactions in digital assets on our platform are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations, as well as recent enforcement settled orders against developers of decentralized platforms.

Particular digital assets or transactions therein on our exchange platform could be deemed “commodity interests” (e.g., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If a digital asset or digital asset transaction on our exchange platform is deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, registrations and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.

Commodity interests, as such term is defined by the CEA and CFTC rules and regulations, are subject to more extensive supervisory oversight by the CFTC, including registrations of entities engaged in, and platforms offering, commodity interest transactions. This CFTC authority extends to digital asset futures contracts and swaps, including transactions that are based on current and future prices of digital assets and indices of digital assets. To the extent that a transaction in digital assets on our platform is deemed to fall within the definition of a commodity interest, including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate CFTC registrations as an exchange (for example, as a swaps execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in digital asset activities for failure to obtain appropriate exchange, execution facility, and intermediary registrations.

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

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and ATS, commodities, credit, digital asset custody, exchange, and transfer, cross-border and domestic money and digital asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, AML, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, blockchain technology, generative AI, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the digital asset industry, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the digital assets requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions, as has happened in the past. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

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

Because we have offered and will continue to offer a variety of innovative products and services to our users, such as Gemini Predictions, GUSD, Nifty Gateway and the Gemini Credit Card, many of our offerings are subject to significant regulatory uncertainty and we may, from time to time, face regulatory inquiries regarding our current and planned products. For instance, we are an issuer of GUSD, which is redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. For example, in July 2025, the GENIUS Act was signed into law, reflecting a legislative interest in establishing and developing frameworks for the regulation of stablecoins and digital assets more broadly. In 2025, the U.S. House of Representatives also passed the CLARITY Act in an effort to pass laws relating to digital asset market structure. There is substantial uncertainty on how any such legislation will apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules.

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

We also offer staking and credit card rewards, which are subject to significant regulatory uncertainty, and could implicate a variety of laws and regulations worldwide. For example, there is regulatory uncertainty regarding the status of our staking, rewards, and other yield-generating activities under the U.S. federal and state securities laws. While we have implemented policies and procedures, including geo-fencing for certain products and services, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such laws and regulations. Similarly, with respect to the Gemini Credit Card, interchange fees have been the subject of litigation and legislative attention in the past and might be the subject of future litigation. If payment networks are forced to reduce their interchange fees through litigation or otherwise, it may adversely impact our revenue, operating results, and financial position. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders, and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our users nevertheless access our platform, products, or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders, and actions as a result of such activity.

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

While not yet operational, Gemini Galactic Markets, LLC ("Gemini Galactic"), our broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations, and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer from registration or membership. Gemini Galactic is registered with the SEC and with all 50 U.S. states and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members. As a registered broker-dealer, Gemini Galactic is subject to periodic examinations and investigations by FINRA. Further, Gemini Galactic is subject to the BSA, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish AML compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers must also implement related user identification procedures and beneficial ownership identification procedures.

Due to our business activities, including, but not limited to, with respect to digital assets, prediction markets and credit cards, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect to be in the future, subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to, and will in the future continue to be subject to, audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have required, are requiring, and may in the future require us to take certain actions. Such actions might include amending, updating, or revising our compliance measures, limiting the kinds of users that we provide services to, or delaying the introduction of new product and services. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences.

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

If we expand our international operations, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and AML.

If we expand and localize our international operations, we will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of digital asset exchanges over time, such as by requiring digital asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, digital assets, NFTs and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. AML and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic, and the Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We do not operate in these countries and we have implemented additional processes and procedures to comply with these sanctions. However, any potential activity with users associated with these countries may subject us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes, among other controls, monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC, some of which are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or adverse action. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and continuously work to enhance our controls and screening tools designed to promote sanctions compliance, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.

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

    We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions, or requests, including with respect to both consumer and employment matters, and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic. For example, we are currently subject to a purported federal securities class action, which is described in Note 23. Subsequent Events to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

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

With operating subsidiaries licensed to, among other things, engage in money transmission in the United States and operate as a limited purpose trust company and conduct virtual currency business activity in New York, we are subject to strict rules governing how we manage and hold user fiat currency and digital assets. We maintain complex treasury operations to manage and move user fiat currency and digital assets across our platforms and to comply with regulatory requirements. However, it is possible we may experience errors in fiat currency and digital asset handling, accounting, and regulatory reporting that lead us to be out of compliance with these requirements. In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past. Non-compliance with regulatory capital requirements may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services increases these risks.

GTC is subject to certain regulatory capital requirements imposed by NYDFS. The capital requirement can be maintained in specified allocations of cash, virtual currency, or high-quality, highly liquid, investment-grade assets. The capital requirement is determined by NYDFS based upon GTC’s activities and is an amount deemed sufficient to ensure the financial integrity of the licensee and its ongoing operations based on an assessment of the specific risks applicable to it. The amounts set aside to satisfy these requirements are included in the consolidated balance sheets included in our financial statements appearing elsewhere in this Annual Report on Form 10-K.

We are subject to significant legal and compliance risks and expenses relating to the NYDFS Cybersecurity Regulation.

The NYDFS Cybersecurity Regulation requires covered entities, including limited purpose trust companies such as GTC, to establish and maintain a cybersecurity program designed to protect the confidentiality, integrity, and availability of our information systems. This includes, but is not limited to, developing a written policy or policies that address a number of key areas of cybersecurity, and conducting ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. In addition, the NYDFS Cybersecurity Regulation contains specific requirements with respect to third-party service provider security, cybersecurity personnel and intelligence, the use of multi-factor authentication, penetration testing and encryption of nonpublic information, which is defined to include not only personal information but also business-related information that, if accessed or acquired by an unauthorized third party, would cause a material adverse effect on the business, operations, or security of the covered entity. The NYDFS has previously brought enforcement actions, which involve civil monetary penalties. In the event of a cybersecurity incident, GTC could be subject to potentially significant monetary penalties and required to undertake expensive remediation actions.

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

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, AI, and user protection across different markets where we conduct our business, and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.

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

Additionally, many foreign countries and governmental bodies, including the European Union, Singapore, United Kingdom, Switzerland, and numerous other jurisdictions in which we currently operate, previously operated, or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdictions. These laws and regulations may be more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal information for certain purposes.

As a result of our former presence in Europe and our prior service offerings in the European Union and the United Kingdom, we remain subject to the General Data Protection Regulation (the “E.U. GDPR”) and the U.K. General Data Protection Regulation (the “U.K. GDPR”) with respect to the processing of personal data we processed or continue to process relating to individuals in those jurisdictions, wherever that processing occurs. The E.U. GDPR and U.K. GDPR include operational requirements for companies that receive or process personal data and impose stringent data protection requirements, which could increase the risk of non-compliance and the costs of maintaining our data processing activities in a compliant manner. Failure to meet E.U. GDPR and U.K. GDPR requirements could result in significant penalties (including, under the E.U. GDPR, penalties of up to €20 million or 4% of our worldwide net trading income, whichever is greater), regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, and other notices . We may also face civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm (for example, the E.U. GDPR confers a private right of action on data subjects and consumer associations).

In addition, both the E.U. GDPR (covering the European Economic Areas) and the U.K. GDPR impose strict rules on the transfer of personal data out of the European Union or the United Kingdom to a “third country,” including the United States. We currently rely on standard contractual clauses and related transfer mechanisms (as applicable) for certain intragroup and third-party data transfers, and if we are required to implement additional mechanisms, make other operational changes, or cease or limit certain transfers, it could affect the manner in which we process personal data and provide our services, increase our costs, or adversely affect our business, operating results, and financial condition. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes.

Although we are exiting and winding down operations in the United Kingdom, the European Union, and other European jurisdictions, our prior activities and continued processing of certain personal data may continue to subject us to these requirements and related liabilities, and any failure to comply could have a material adverse effect on our business, results of operations, and financial condition.

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

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the digital asset industry, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation. We cannot guarantee that NFTs that were previously sold on Nifty Gateway, or our internally developed or acquired technologies and content did not, do not or will not infringe the intellectual property rights of others. Meme coins listed on one or more of our exchanges may incorporate names or images that infringe on the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive workarounds, or impose other unfavorable circumstances. We expect that the occurrence of infringement claims is likely to grow as the digital asset market grows and matures. Accordingly, as our business grows, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements by us or news coverage of any such litigation as negative, the market price of our Class A common stock may decline. Even if intellectual property infringement or misappropriation claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

NFTs previously sold on Nifty Gateway may infringe on or otherwise violate the intellectual property rights of others, including possible copyright and trademark infringement.

Although we announced the wind down of Nifty Gateway in January 2026, NFTs that were supported by Nifty Gateway may continue to raise various intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright, and other right of use issues. The creator of an NFT will often have all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. Risks associated with purchasing or selling NFTs, include, among other things, the risk of purchasing counterfeit items or items alleged to be counterfeit, mislabeled items, items that are vulnerable to metadata decay, items on smart contracts with bugs, items related to content that infringes intellectual property rights, and items that may become untransferable. To the extent that, despite our screening procedures for NFTs that were supported on Nifty Gateway that were designed to prevent such issues, we are directly or indirectly involved in a dispute between Nifty Gateway's former creators and buyers, it could harm our business, reputation, operating results, and financial condition.

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

We have recently experienced senior management turnover, and our management team has limited experience operating as a public company.

Our management team does not have significant experience operating publicly traded companies, and has limited experience interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. In addition, on February 17, 2026, we parted ways with our Chief Financial Officer, Chief Legal Officer, and Chief Operating Officer and appointed a new Interim Chief Financial Officer and Interim General Counsel as of that date. These leadership changes, together with our limited public company operating experience, may make it more difficult for us to manage our public company reporting, legal and regulatory obligations, investor communications and other functions necessary to operate as a public company. In addition, the transition of responsibilities among senior management may divert management's attention from the operation of our business. If we are unable to manage this transition effectively, our business, operating results, and financial condition could be adversely affected.

We try to foster a high-performance culture, and if we cannot maintain this culture, our business could be adversely impacted.

We believe that a key contributor to our success is our culture. We prioritize curiosity and continuous learning, encouraging team members to push boundaries while maintaining our commitment to regulatory compliance and risk management. Our current talent pool is comprised of professionals from leading technology and financial institutions, providing the comprehensive skill set needed to drive innovation in the cryptoeconomy. We believe our team’s track record of building scalable, distributed software systems, navigating complex regulatory environments, and delivering innovative products positions us for continued growth. If we cannot maintain this culture in the future, our business may be adversely impacted.

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

Similarly, certain of our directors, officers, employees, and large stockholders may hold digital assets that we are considering supporting for trading on our platform, and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such digital assets. We maintain a Digital Assets Trading Policy that prohibits trading in digital assets based on material nonpublic information and we have also adopted a Code of Business Conduct and Ethics that addresses self-dealing and other potential conflicts of interests. In addition, our Listing, Issuing, and Custody Policy places responsibility on our compliance team to identify potential conflicts of interest related to the listing, issuing, and custody of digital assets, which are reviewed by our Legal Team to assess materiality and determine whether recusal, disclosure, or other action is appropriate. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.

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

In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm or otherwise influence the market price of our Class A common stock, regardless of our operating performance. For example, and in common with certain other public companies within the digital assets industry, our stock may be attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. The market prices for digital asset companies have experienced significant volatility in recent periods, including both price and volume fluctuations, that often has been unrelated or disproportionate to the operating performance of such companies. If these trends were to impact us, the trading price of our Class A common stock may from time to time reflect market dynamics that are not connected to traditional valuation methods that might otherwise be associated with an operating company with a business model such as ours. Investors may therefore be unable to assess the value of our Class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict the extent to which these dynamics will develop, how they may evolve over time, or whether or how long they may last. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently subject to a purported class action litigation as described in Note 23. Subsequent Events to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

As restrictions on resale end, including related to lockup agreements executed in connection with our IPO, the market price of our Class A common stock could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

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

In the future, we may sell Class A common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees and directors pursuant to the our Equity Plan and ESPP. If we sell Class A common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, stockholders may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.

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

Our amended and restated articles of incorporation provides that the Eighth Judicial District Court of Clark County, Nevada (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Nevada) is the sole and exclusive forum, and provide for a limited waiver of trial by jury, for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our amended and restated articles of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Eighth Judicial District Court of the State of Nevada sitting in Clark County, Nevada, is the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative, (a) brought in the name or right of us or on our behalf, (b) asserting a claim for breach of any fiduciary duty owed by any current or former director, officer, stockholder, employee, or agent or fiduciary of us to us or our stockholders, (c) for any internal action (as defined in NRS 78.046), including any action asserting a claim against us arising pursuant to any provision of NRS Chapters 78 or 92A, our amended and restated articles of incorporation or our amended and restated bylaws, any agreement entered into pursuant to NRS 78.365 or as to which the NRS confers jurisdiction on the district court of the State of Nevada, (d) to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or our amended and restated bylaws, or (e) asserting a claim governed by the internal affairs doctrine; provided that such exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934 (“Exchange Act”) or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Further, our amended and restated articles of incorporation provides that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum and, in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal district court of the United States located within the State of Nevada will be the sole and exclusive forum. Unless we consent otherwise to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any claim asserting a cause of action arising under the Securities Act, against any person in connection with any offering of the our securities. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and, accordingly, we cannot be certain that a court would enforce such provision.

Our amended and restated articles of incorporation further provides that, to the fullest extent not inconsistent with any applicable U.S. federal laws (including the Securities Act and the Exchange Act), any and all “internal actions” (as defined in NRS 78.046) must be tried in a court of competent jurisdiction (subject to the exclusive forum provisions in our amended and restated articles of incorporation) before the presiding judge as the trier of fact and not before a jury. Pursuant to NRS 78.046 (as amended effective May 30, 2025, pursuant to Assembly Bill No. 239), such requirement will conclusively operate as a waiver of the right to trial by jury by each party to any such “internal action,” but not to the extent any such waiver would be inconsistent with or prohibited under the federal securities laws (including the Securities Act and the Exchange Act) and the rules and regulations thereunder. Under NRS 78.046, the limited waiver of trial by jury is only intended to apply to “internal actions” brought in state courts in the State of Nevada and does not limit or otherwise affect any right to a jury trial in any other action, suit or proceeding (including in state courts outside of Nevada and U.S. federal courts). Therefore, the limited waiver of trial by jury will not apply to claims brought under the Exchange Act, which are subject to exclusive federal jurisdiction, and will only apply to Securities Act claims if such claims are properly brought in state courts in the State of Nevada and constitute an “internal action” under NRS 78.046.

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

In addition to equity financings and revenue generated by our product and service offerings, we have historically relied on related party loans, primarily from Winklevoss Capital Fund, LLC (“WCF”), to fund certain aspects of our business. While we expect to reduce our reliance on related party financing as an ongoing source of new funding for the business, a portion of our related party indebtedness remains outstanding and we may in the future enter into related party transactions with WCF in connection with liquidity, capital, or operational needs. As of December 31, 2025, we had borrowed an aggregate of 133,430 ETH and 11,326 BTC from WCF pursuant to a series of lending agreements entered into since December 2022. These loans have been used to support general operations and to satisfy capital reserve and margin requirements under the NYDIG MRA, the Galaxy Lending Agreement and certain regulatory obligations. As of December 31, 2025, repayment obligations in respect of 0 ETH and 4,619 BTC remained outstanding under these agreements. These loans bear fees ranging from 4% to 8% per annum and, for the years ended December 31, 2025 and 2024, we incurred approximately $24.2 million and $21.1 million, respectively, in loan fees under these agreements. These lending agreements with WCF do not contain affirmative or negative covenants and are prepayable at our option, with no fixed maturity date. However, WCF may require repayment at any time upon written notice. For more information on these lending agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness and Other Funding Agreements—Lending Agreements.”

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

In connection with our IPO in 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses identified pertain to the following: (i) we did not maintain an effective control environment in that a sufficient number of personnel were not available to support an effective financial close process in a timely manner; (ii) we did not maintain an effective risk assessment process, which led to some improperly designed controls; (iii) we did not establish, thoroughly communicate, and monitor certain control processes and relevant accounting policies and procedures; (iv) controls over the digital asset reconciliation between our internal ledger and the public blockchain to address the existence, recording, and safeguarding of digital assets were not effectively designed and implemented and, therefore, did not operate effectively; and (v) we did not properly design and implement controls over the launch of new products, including controls over the reconciliation of digital assets held in corporate accounts and on behalf of customers. See Part II, Item 9A for further details.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest (including an outbreak of armed conflict, such as the Russia-Ukraine and the Middle East conflicts) could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our third-party partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, users will experience significant delays in withdrawing funds, or in the extreme, we may suffer loss of user funds.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cybersecurity program designed to safeguard the confidentiality, integrity, and availability of our information systems and the information maintained on those systems, including information relating to customers, employees, partners, and third-party service providers. Our cybersecurity risk management program implements our defense-in-depth strategies to address cybersecurity risks across our business, including risks associated with operating a digital asset exchange and custody platform, and is integrated into our broader enterprise risk management framework, which incorporates a three line of defense model where business and operational teams own and manage risk as the first line of defense, dedicated risk and compliance functions provide independent oversight as the second line of defense, and internal audit provides independent assurance as the third line of defense.

Our program aligns with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and other applicable industry frameworks and operates through an information security management system that establishes governance, risk assessment, control implementation, monitoring, and continuous improvement. We maintain formal cybersecurity policies, procedures, standards, and processes to ensure a consistent, risk-based approach throughout our organization.

Additionally, we continuously monitor our computing environments, products, and services for vulnerabilities and signs of compromise, and we utilize our security products to combat cybersecurity threats. We integrate security into our computing environments, products, and services leveraging our Security Development principles and standards.

Gemini engages external service providers, as appropriate, to support its cybersecurity program, including independent security assessments, testing, and vulnerability management.

Our cybersecurity program includes, but is not limited to, the following:

1.An information security management system that governs risk assessment, control implementation, and monitoring.

2.Cybersecurity policies, procedures, standards, and processes supporting a consistent, risk-based approach.

3.Periodic risk assessments and continuous monitoring to identify, evaluate, and address cybersecurity threats.

4.Administrative, technical, and physical safeguards to protect critical systems, digital asset custody infrastructure, customer-facing applications, and our broader IT environment, including, but not limited to, encryption of sensitive data in transit and at rest.

5.An incident response plan designed to support timely detection, assessment, containment, response, remediation, and reporting of incidents, including annual tabletop exercises.

6.Business continuity and operational resilience planning to support availability of critical services, including business impact analysis and disaster recovery testing.

7.Cybersecurity awareness training for employees and contractors during onboarding and on an ongoing basis.

8.Third-party and supply chain risk management processes, including initial vendor due diligence, on-going monitoring, ability to satisfy rigorous contractual obligations, inclusive of cybersecurity risk management standards and timely notification of cyber events.

As of the date of this Annual Report on Form 10-K, we have not identified any known cybersecurity threats or incidents that have materially affected, or are likely to materially affect, our business strategy, operations, or financial condition. Nevertheless, because cybersecurity threats evolve continuously, we cannot guarantee that future incidents will not occur or have material impacts. To understand our cybersecurity risks and their potential business impacts, please refer to the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board of Directors has oversight responsibilities inclusive of cybersecurity and technology risks as part of its overall supervisory activities and has delegated primary oversight of cybersecurity and information technology risks to the Audit and Risk Committee. The Audit and Risk Committee meets at least quarterly and receives periodic updates from management and the independent Risk Management and Internal Audit teams, including, but not limited to, updates on cybersecurity risk assessments, threat response preparedness, program maturity assessments, risk mitigation progress, and the current and emerging threat landscape.

Our interim-Chief Information Security Officer (“CISO”) reports directly to the Chief Executive Officer and is principally responsible for implementing our information security strategy and overseeing our cybersecurity risk management processes, inclusive of incident response planning. Our CISO leads a dedicated Security Team responsible for monitoring, detecting, and responding to cybersecurity threats. Our CISO’s experience includes over twenty years of working in the cybersecurity field in various industries, including the financial services industry.

We maintain an independent Risk Management team responsible for identifying, assessing, responding to, and communicating risks related to our products and operations, including cybersecurity risks, to senior management, the Audit and Risk Committee, and the Board of Directors. The Risk Management team conducts risk assessments for new products, services, processes, and digital assets, and the results of independent audits are presented to the appropriate board committees. These processes are designed to support timely oversight and informed decision-making regarding cybersecurity risk management and disclosure considerations. In addition, the independent Internal Audit team performs risk-based internal audits over the cybersecurity program that test the design and operating effectiveness of key controls. Results, including any issues identified and associated remediation activities, are reported to senior management and the Audit and Risk Committee.

Item 2. Properties.

Our principal executive office is located in New York, New York. In addition to our New York office, we have additional offices located in the United States and internationally, including in Miami and Singapore. We lease or rent each of our offices.

We institute a hybrid mode of work that allows a combination of remote work and work from the office tailored to the needs and circumstances of each office and team. We believe that our facilities are adequate to meet our current needs, and that, should we need additional physical office space, suitable additional space will be available in the future.

Item 3. Legal Proceedings.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk Factors—Risks Relating to Our Business and Industry—We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.” and Note 22. Commitments and Contingencies and Note 23. Subsequent Events to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of legal proceedings to which we are a party.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “GEMI” on September 12, 2025. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

As of March 30, 2026, there were 114 registered holders of record of our Class A common stock and one registered holder of record of our Class B common stock. Since many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We are not obligated to pay any dividends on our Class A common stock or Class B common stock, and we currently do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or Securities Act.
The graph below compares the cumulative total return to stockholders of our Class A common stock between September 12, 2025 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2025 relative to the Nasdaq Composite Index and the price of bitcoin. The graph assumes the investment of $100 in our Class A common stock at the closing sale price of $32.00 per share on September 12, 2025, and in each index and assumes the reinvestment of dividends, if any.

The historical data shown below should not be considered an indication of potential future stock price performance. Historical bitcoin prices are primarily based on data obtained from our platform. Where such data is not available (e.g., during a platform outage), such data may sometimes be sourced from other third-party exchanges or data providers.

Comparison of 3 Months Cumlative Total Return
120
100
80
60
40
20
0
9/12/25
9/22/25
10/2/25
10/12/25
10/22/25
11/1/25
11/11/25
11/21/25
12/1/25
12/11/25
12/21/25
12/31/25
Gemini Space Station, Inc
NASDAQ Composite
Bitcoin

Unregistered Sale of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Class A common stock during the three months ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on a discussion of December 31, 2025 results as compared to December 31, 2024 results. For discussion of December 31, 2024 results as compared to December 31, 2023 results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." within our final prospectus dated September 11, 2025, and filed with the SEC pursuant to Rule 424(b)(4) on September 15, 2025.

Overview

Our mission is to build the bridge to the future of money and markets. Gemini is a trusted cryptocurrency platform building secure financial infrastructure for the next generation of money and markets, providing access for individuals and institutions to a financial future that is more open, fair, and secure.

Gemini was founded in 2014 to be the most trusted, secure, and easy way to buy, sell, and store crypto assets. As of December 31, 2025, we served approximately 601,000 MTUs and approximately 10,000 institutions in over 60 countries, with over $15.9 billion of assets on our platform. In February 2026, we announced plans to exit and wind down operations in certain international markets, including the United Kingdom, the European Union and other European jurisdictions, and Australia. See Note 23. Subsequent Events - Exit and Wind-Down Plan to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K .

Our core exchange product has expanded over time to become a more comprehensive platform that enables users to engage with the cryptoeconomy and markets across a broad range of products and services. Our products and services include a derivatives exchange, staking services, an OTC trading desk, institutional-grade custody, a NYDFS-regulated stablecoin, a U.S.-based credit card program, and a prediction markets platform. We are building Gemini as an integrated platform with shared infrastructure for both money and markets and we intend to serve our users through a unified, multi-product experience.

In December 2025, we launched Gemini Predictions, a regulated prediction markets platform operated by our DCM affiliate and wholly-owned subsidiary, Gemini Titan, allowing eligible customers to trade binary event contracts on the outcomes of specified future events. This product expands our suite of trading offerings and leverages our regulatory approval from the CFTC to provide event-based derivatives alongside our existing crypto trading services.

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

For the years ended December 31, 2025 and 2024, we generated total revenue of $179.6 million and $142.2 million, respectively, net income (loss) of $(582.8) million and $(158.5) million, respectively, and Adjusted EBITDA of $(258.0) million and $(13.2) million, respectively.

Our Business Model

We monetize the products and services offerings on our platform primarily through fee-based revenue. Fee revenues are predominantly transaction-related fees on trade volume for our exchange and OTC platforms. In addition, we also earn revenue from custody services, withdrawal fees, credit card fees and advisory fees. A substantial portion of our total revenue is generated from transaction fees earned on volume-based trades across retail and institutional users on our exchange. For the years ended December 31, 2025 and 2024, exchange revenue represented 52.0% and 67.4% of our total revenue, respectively. Retail investors accounted for approximately 91% and 93% of exchange revenue for the year ended December 31, 2025 and 2024, respectively. Interest income is derived from USD-denominated assets we hold on our balance sheet that back our GUSD stablecoin.

Initial Public Offering and Concurrent Private Placement

On September 15, 2025, we completed our initial public offering (the “IPO”), in which we issued and sold 15,937,501 shares of its Class A common stock at a public offering price of $28.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 300,565 shares of our Class A common stock from the Company and 458,364 shares of our Class A common stock from the selling stockholders. We did not receive any proceeds from the sale of shares by the selling stockholders. Net proceeds to us from the IPO were $406.3 million after deducting the underwriting discounts and commissions and before deducting offering costs of $15.2 million.

Concurrent with the IPO, Nasdaq, Inc. entered into an agreement with us to purchase 1,904,761 shares of our Class A common stock in a private placement at $26.25 per share (the “Concurrent Private Placement”). The gross proceeds to us from the Concurrent Private Placement were $50.0 million.

Key Business Metrics

In addition to the measures presented in our audited consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Year Ended December 31,
	2025	2024	2023
Monthly Transacting Users (in thousands)	601	512	448
Lifetime Transacting Users (in thousands)	1,671	1,400	1,313
Card Sign-Ups (in thousands)	117	8	6
Trading Volume (in billions)	$52.7	$38.6	$12.5
Assets on Platform (in billions)	$15.9	$18.2	$9.7
Net Income (loss) (in thousands)	$(582,813)	$(158,546)	$(319,675)
Adjusted EBITDA (in thousands)(1)	$(257,993)	$(13,236)	$(112,269)
__________________
(1) See the section below titled “Adjusted EBITDA” for a reconciliation of net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Monthly Transacting Users

We define an MTU as any retail or institutional user who has engaged in any revenue-generating activity or whose account otherwise generated revenue for the Company in the trailing thirty days, including transacting on our spot or derivatives exchange or on Gemini Predictions, holding a digital asset or fiat balance in a Gemini exchange account that generates revenue for the Company, holding a digital asset balance in a Gemini Custody account, holding a balance in our pooled Staking product, making a transaction or holding a balance on the Gemini Credit Card, or completing a fiat (wire) or digital asset withdrawal from our platform. MTUs also engage in transactions that are non-revenue generating, such as consumers sending and receiving crypto assets between wallets.

We view MTUs as an indicator of platform engagement and overall business health, and MTUs also serve as a top-of-funnel metric in our internal financial forecasting processes. MTUs directly correlate with other key performance indicators, such as Trading Volume, and revenue, particularly because transaction-based fees represent the majority of our revenue. For example, for the year ended December 31, 2025, approximately 54.6%, of our revenue was derived from transaction fees. As MTUs increase, we generally experience increased transaction activity, which leads to increased fee-based revenue. In turn, this generally supports higher gross margin and contributes to increases in net income. We also use MTUs to help evaluate the performance of our growth initiatives, including our efforts to acquire new retail and institutional users and broaden the number and type of crypto assets supported on our platform.

MTUs may overstate the number of unique users due to differences in product architecture or user behavior. For instance, regarding product architecture, our platform includes distinct products, such as our core exchange and Nifty Gateway, that utilize separate account structures and store user data in separate databases. While we seek to identify overlapping users across these products by cross-referencing shared information (e.g., email addresses), a single user who registered on both the exchange and Nifty Gateway using different credentials could be counted as two MTUs. Relatedly, regarding user behavior, our metrics may result in overstatement where a user intentionally or inadvertently maintains multiple accounts using different email addresses, phone numbers, or usernames. For illustrative purposes, a single user who creates one account on our exchange and another on Nifty Gateway with separate email addresses may be counted as two MTUs if the overlap is not detected. While we actively monitor for duplicate, fraudulent, or spam accounts and exclude those from our key metrics, we may not fully eliminate all duplication among legitimate users. See “Risk Factors—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

Overall, we believe MTUs provide a measure of the breadth of active user engagement with our products, and we use this metric, among others, to evaluate the effectiveness of our user acquisition, product expansion, and engagement strategies.

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

Card Sign-Ups represent the breadth of adoption of the Gemini Credit Card and reflect the effectiveness of our acquisition efforts. We view Card Sign-Ups primarily as a leading indicator of future card revenue, including interchange revenue, receivables, and crypto rewards engagement. While not all approved applicants activate or use their cards, higher levels of Card Sign-Ups expand the addressable base of potential Cards Issued. We define Cards Issued as the cumulative number of credit cards that have been issued and remain open during the relevant period. This metric represents any open credit line for an account.

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

	Year Ended December 31,
	2025	2024	2023
Trading Volume (in billions):
Retail	$6.7	$7.0	$3.6
Institutional	46.0	31.6	8.9
Total	$52.7	$38.6	$12.5
Trading Volume by Crypto Asset (in billions):
Bitcoin	$24.3	$23.6	$6.7
Ether	15.8	7.7	2.7
XRP	3.7	0.7	nm
Other crypto assets	8.9	6.6	3.1
Total	$52.7	$38.6	$12.5
Exchange Revenue by Crypto Asset (in millions):
Bitcoin	$43	$40	$26
Ether	16	18	12
XRP	10	4	nm
Other crypto assets	24	34	18
Total	$93	$96	$56

__________________
nm - not meaningful
During the years ended December 31, 2025 and 2024, no asset other than bitcoin and ether individually represented more than 10% of our Trading Volume, respectively. During the year ended December 31, 2024, no asset other than bitcoin and ether individually represented more than 10% of our exchange revenue. For the year ended December 31, 2025, no other asset other than bitcoin, ether or XRP individually represented more than 10% of our exchange revenue.

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

Historically, we have derived a material portion of our Assets on Platform from the storage of bitcoin and ether. As of December 31, 2025, bitcoin, ether, and other crypto assets represented 63.5%, 19.5%, and 13.8% of Assets on Platform, respectively, and customer custodial fiat assets represented 3.1% of Assets on Platform. As of December 31, 2024, bitcoin, ether, and other crypto assets represented 64.8%, 19.8%, and 12.1% of Assets on Platform, respectively, and customer custodial fiat assets represented 3.3% of Assets on Platform.

	December 31,
	2025	2024	2023
Assets on Platform (in billions):
Bitcoin	$10.1	$11.8	$5.2
Ether	3.1	3.6	2.3
Other crypto assets	2.2	2.2	1.8
Customer custodial fiat assets	0.5	0.6	0.4
Total	$15.9	$18.2	$9.7

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude provision for (benefit from) income taxes, interest expense, depreciation and amortization, stock-based compensation expense, impairment, non-recurring legal contingencies, settlement and related costs, change in fair value on related party convertible notes, change in fair value on related party loans, gain on conversion of convertible notes and term loans, and unrealized foreign exchange loss (gain).

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net income (loss)	$(582,813)	$(158,546)	$(319,675)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	(5,987)	7,626	(4,074)
Interest expense	70,334	55,002	25,941
Depreciation and amortization	30,723	32,961	32,221
Stock-based compensation expense	84,956	5,596	25,848
Impairment	650	376	21,403
Non-recurring legal contingencies, settlements, and related costs	6,428	12,166	98,761
Change in fair value on related party convertible notes	25,789	30,663	4,138
Change in fair value on related party loans(1)	119,309	—	—
Non-recurring gain related to conversion of convertible notes and term loans	(5,841)	—	—
Unrealized foreign exchange loss (gain)	(1,541)	920	3,168
Adjusted EBITDA	$(257,993)	$(13,236)	$(112,269)
__________________
(1) Includes the change in fair value of the 2025 Term Loan Agreement and the change in fair value of the 2024 Term Loan Agreement, which was amended in January 2025 to include a conversion feature, as outlined in Note 13. Related Party Loans and Convertible Notes to our consolidated financial statements included elsewhere in this Form 10-K. The 2024 Term Loan Agreement was not subject to fair value measurement in prior periods.

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

User Acquisition and Retention

Our future growth is dependent on our ability to continue to attract and retain users. We seek to retain and grow our user base through offering competitive transaction fees, seamless user experience, robust security, diverse asset and product offerings, and marketing campaigns. We also focus on increasing users and engagement across our platform by cross-selling additional products and services we provide, such as prediction markets, staking or the Gemini Credit Card. We expect to continue investing in sales and marketing initiatives to support user acquisition and engagement, however the level and mix of such investments may vary over time based on market conditions, strategic priorities, and the effectiveness of our marketing strategies. As a result, our sales and marketing expenses may increase in absolute dollars in certain periods. In any period, our revenues may fluctuate based on the level of marketing investments and our ability to attract and retain users.

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

Regulatory Environment

Our business is subject to oversight by numerous regulatory agencies in the United States and other jurisdictions, and our operating results and continued growth depend in part on our ability to continue to operate in compliance with applicable laws and regulation, as the regulatory environment develops over time. We maintain dedicated finance, legal, compliance, and security functions and continue to allocate resources in order to remain at the forefront of crypto policy initiatives and regulatory trends. We may experience fluctuations in our operating results as a result of regulatory changes or actions that could limit our ability to support new blockchains and crypto assets, onboard users, and offer our products and services across jurisdictions.

Expanding Assets and Markets

Our future growth depends in part on our ability to expand the breadth of crypto assets and markets available on our platform. We are actively enhancing our token offerings for both trading and custody services and supporting emerging blockchain protocol features, such as expanding staking capabilities to provide additional yield opportunities for our users. The December 2025 launch of Gemini Predictions™ marked our expansion beyond crypto into event contracts, and we continue to evaluate opportunities to offer additional markets, including equities, tokenized securities, and other derivatives, subject to regulatory approval and market demand. We expect to continue to incur costs in expanding supported assets and markets with the objective of diversifying our revenue streams, capturing increased trading volume and transaction revenue, and deepening user engagement.

Strategic Acquisitions, Investments, and Partnerships

Our future growth depends in part on our ability to successfully identify acquisition, investment, and partnership opportunities. We have in the past made acquisitions to bring new capabilities to our platform and will continue to explore new acquisition opportunities that we believe are complementary to our platform. Through our strategic venture arm, Gemini Frontier Fund, we expect to continue to evaluate investment opportunities in early-stage crypto projects and startups. We will also continue to explore and enter into strategic partnerships with various companies to scale our business, including, but not limited to, partnerships to increase traffic to our platform and banking and payment processor partnerships, such as our existing partnership with Mastercard. Over the long term, we expect these partnerships will drive an increase in our MTUs and diversify our revenue streams. Any such acquisition, investment or partnership opportunities may add additional costs during the evaluation or transitional phase before any benefits are fully captured or may otherwise affect our operating results in a given period.

Components of Results of Operations

Revenue

Revenue includes Net revenue, which comprises of Transaction revenue and Services revenue, Other revenue and Revenue not from contracts with customers.

Transaction Revenue

Transaction revenue represents transaction fees earned from retail and institutional customers, such as wealth and asset managers, public and private companies, and other entities designated as investment vehicles. The transaction fee varies depending on the value of the transaction and/or the user’s transaction volume processed over the previous thirty-day period. Instant orders incur a convenience fee that is typically calculated at a rate around 100 basis points above the market price. In certain instances, the transaction fee can be collected in crypto assets, primarily bitcoin and ether, with revenue measured based on the fair value of the underlying crypto assets at the time of the transaction, which represents the point of contract inception. All crypto assets received as payment are either exchanged for fiat or maintained in Company wallets for operational or other purposes.

Transaction revenue also includes revenue from our OTC trading desk and other transaction revenue such as revenue earned from customers using our legacy digital art auction platform, Nifty Gateway and tokenized equity fees. Revenue from digital art auctions and tokenized equity trading was not material for the year ended December 31, 2025.

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

Custodial Fee Revenue: We provide a proprietary cold storage system to users that is used to securely store crypto assets offline. In exchange for this service, we earn a fee from the customer, which is based on a contractual percentage of the daily value of assets under custody and accrues each calendar day against the respective crypto asset balance. In certain instances, custody fees can be collected in crypto assets, primarily bitcoin and ether, with revenue measured based on the fair value of the underlying crypto assets at the time of the transaction, which represents the point of contract inception.

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

Revenue Not from Contracts with Customers

Revenue not from contracts with customers includes Interest income and Corporate interest. Interest income includes interest earned on customer custodial funds that are held at third-party banks and earn interest. Corporate interest includes interest earned on cash and cash equivalents, restricted cash and restricted cash equivalents. Interest income is included within Net revenue and Corporate interest is included within Other revenue, respectively, on the consolidated statements of operations and comprehensive loss included in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Operating Expenses

Operating expenses consist of salaries and compensation, technology, general and administrative, transaction losses, sales and marketing, and transaction processing.

Salaries and Compensation

Salaries and compensation expenses include costs incurred for employee remuneration during a specific period. It includes salaries, wages, bonuses, commissions and other forms of compensation, such as stock-based compensation and, historically, profit interest units. Additionally, it captures related expenses like payroll taxes, benefits (i.e., health insurance, retirement contributions), and other financial incentives provided to employees.

Technology

Technology expense includes costs incurred to operate and maintain our exchange platform, technology infrastructure, and other technology-enabled business lines. These costs include amortization of intangible assets, software licenses, cloud computing and data hosting costs, cybersecurity and equipment costs necessary to operate and maintain our exchange platform and other business lines.

General and Administrative

General and administrative expenses include legal, finance, compliance, human resources, executive management, other support operations and corporate overhead. We expect general and administrative expenses to continuously grow as the business grows and scales. In addition, as a public company, we expect to continue to incur incremental general and administrative expenses associated with public company compliance, governance, regulatory, and reporting requirements.

Transaction Losses

Transaction losses consist of expenses related to both expected credit losses on financial assets, as well as certain non-credit transactions and operational losses arising from transaction activity. These losses include provisions for expected credit losses associated with our credit card receivables, as well as losses related to canceled or unfunded deposit transactions from retail users. Losses from canceled or unfunded deposit transactions typically arise when a user’s ACH deposit is prefunded or otherwise advanced by us and subsequently canceled by the user after execution of the related trade but before the advanced deposit is sufficiently funded. If we are unable to collect and retain the ACH deposits associated with such canceled or unfunded transactions, we recognize a loss equal to the amount by which the uncollected deposit exceeds the fair value of the asset purchased in the associated trade, if any. Other instances that result in transaction losses include unauthorized debits to user accounts and token processing defects and settlement errors.

Sales and Marketing

Sales and marketing expense includes costs incurred to promote our brand, products, and services and to acquire, retain, and engage customers. These costs include advertising and promotional expenses, credit card rewards and customer incentive programs, sponsorships and partnerships, marketing campaigns, and other sales and marketing–related costs. Advertising costs are expensed as incurred.

Transaction Processing

Transaction processing expense includes costs incurred to operate, secure and monitor our exchange platform, wallet services, staking services and other business lines. These costs include account payment processing fees, blockchain transaction and mining fees, rewards paid or credited to customers in connection with staking arrangements, and fees paid to other financial institutions for customer transaction activity.

Other Income (Expense)

Other income (expense), net primarily reflects market-driven valuation changes, including unrealized foreign currency translation gains and losses, gains and losses on derivatives, including changes in fair value of embedded derivatives. Other income (expense), net also includes changes in the fair value of strategic investments and warrants, gain on conversion of convertible notes and terms loans, operating-related transactions such as sublease income and realized gains and losses related to customer liability settlement and accrued expenses. In addition, Other income (expense), net includes realized gains related to settlement matters as disclosed in Note 22. Commitments and Contingencies.

Income Tax Benefit (Provision)

Income tax benefit (provision) includes income taxes related to U.S. federal and state income taxes as well as foreign jurisdictions.

Results of Operations

The following table presents the components of our consolidated statements of operations data in dollars and as a percentage of total revenue:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Net revenue(1)	$174,093	97%	$140,864	99%	$96,313	98%
Other revenue	5,479	3%	1,301	1%	1,824	2%
Total revenue	179,572	100%	142,165	100%	98,137	100%
Operating expenses:

Salaries and compensation	225,872	126%	130,487	92%	140,757	143%
Technology(2)	77,127	43%	63,663	45%	55,036	56%
General and administrative(3)	77,477	43%	51,301	36%	155,488	158%
Transaction losses	21,341	12%	19,915	14%	27,613	28%
Sales and marketing	97,127	54%	22,565	16%	20,627	21%
Transaction processing	26,284	15%	20,059	14%	10,211	10%
Total operating expenses	525,228	292%	307,990	217%	409,732	418%
Operating loss	(345,656)	(192)%	(165,825)	(117)%	(311,595)	(318)%
Other income (expense):
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	(1,263)	(1)%	462,886	326%	368,091	375%
Realized and unrealized gain (loss) on related party crypto loans	(32,142)	(18)%	(417,335)	(294)%	(355,354)	(362)%
Change in fair value on related party convertible notes	(25,789)	(14)%	(30,663)	(22)%	(4,138)	(4)%
Change in fair value on related party loans (4)	(119,309)	(66)%	—	—%	—	—%
Interest expense on related party loans	(53,187)	(30)%	(42,804)	(30)%	(17,084)	(17)%
Interest expense on third party loans	(15,670)	(9)%	(12,198)	(9)%	(8,857)	(9)%
Interest expense on funding debt	(1,477)	(1)%	—	—%	—	—%
Other income (expense), net	5,693	3%	55,019	39%	5,188	5%
Total other income (expense), net	(243,144)	(136)%	14,905	10%	-12,154	(12)%
Net loss before income taxes	(588,800)	(328)%	(150,920)	(106)%	(323,749)	(330)%
Income tax benefit (provision)	5,987	3%	(7,626)	(5)%	4,074	4%
Net loss	$(582,813)	(325)%	$(158,546)	(112)%	$(319,675)	(326)%
__________________
(1) Includes related party amounts of $2.5 million, $2.2 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, as outlined in Note 21. Related Party Transactions to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Includes related party amounts of $0.8 million, $0.7 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, as outlined in Note 21. Related Party Transactions to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Includes related party amounts of $1.0 million, $0 and less than $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, as outlined in Note 21. Related Party Transactions to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.

(4) Includes the change in fair value of the 2025 Term Loan Agreement and the change in fair value of the 2024 Term Loan Agreement, which were amended in January 2025 to include a conversion feature, as outlined in Note 13. Related Party Loans and Convertible Notes to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K. The 2024 Term Loan Agreement was not subject to fair value measurement in prior periods.

Comparison of Components of Results of Operations for the Years Ended December 31, 2025 and 2024

Revenue

Transaction revenue

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Transaction revenue
Exchange	$93,426	$95,827	$56,364	(3)%	70%
OTC	4,013	2,370	1,531	69%	55%
Other transaction revenue	581	879	2,617	(34)%	(66)%
Total transaction revenue	$98,020	$99,076	$60,512	(1)%	64%

Exchange revenue for the year ended December 31, 2025 decreased by $2.4 million, or 3%, mainly driven by a $13.0 million decrease in retail revenue, attributable to a 4% reduction in retail trading volume, and a $2.2 million decrease in withdrawal fees. These decreases were partially offset by favorable changes in trading mix and pricing, including a $10.9 million increase in average blended fees resulting from a larger proportion of trading pairs and order types with higher fee rates. In addition, institutional revenue increased by $1.6 million attributable to a 46% increase in institutional trading volume, and a $0.3 million reduction in incentive credits provided to market makers due to increased net trading fees.

OTC revenue increased by $1.6 million, or 69%, for the year ended December 31, 2025, primarily due to higher trading volumes driven by increased institutional activity and more favorable trading spreads.

For the year ended December 31, 2025, other transaction revenue decreased by $0.3 million, or 34%, reflecting a general downturn in the broader NFT market, resulting in lower transaction volume and reduced consumer demand. In January 2026, we announced our decision to wind down our NFT business, reflecting continued weakness in the NFT market.

Services revenue

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Services revenue
Credit card revenue	$33,120	$11,632	$5,808	185%	100%
Staking revenue	16,774	11,480	823	46%	1295%
Custodial fee revenue	8,739	7,004	4,104	25%	71%
Advisory fee revenue	4,808	—	—	nm	nm
Other services revenue	1,198	—	—	nm	nm
Total services revenue	$64,639	$30,116	$10,735	115%	181%
__________________
nm - not meaningful

Credit card revenue increased by $21.5 million, or 185%, for the year ended December 31, 2025, primarily due to continued growth in the Gemini Credit Card user base and increased cardholder activity. Card Sign-Ups increased by approximately 109,000 during year ended December 31, 2025 contributing to higher transaction volumes and credit card revenue.

Staking revenue increased by $5.3 million, or 46%, for the year ended December 31, 2025 primarily due to higher levels of staking activity and increases in staked asset volumes. The increase was also driven by a higher average staking take rates. In addition, higher average prices for certain supported tokens contributed to increased staking revenue.

Custodial fee revenue increased by $1.7 million, or 25%, for the year ended December 31, 2025 primarily due to growth in average crypto assets under custody, driven by increased client activity and asset balances.

Advisory fee revenue for the year ended December 31, 2025 increased due to the addition of a new advisory revenue stream related to services provided to a strategic customer. Under this arrangement, we provide advisory services and receive warrants as consideration. Revenue is recognized over time as services are being provided based on the fair value of the warrants at grant date. This new revenue stream contributed to approximately $4.8 million of revenue for the year ended December 31, 2025.

Other services revenue for the year ended December 31, 2025 increased primarily due to the introduction of new onchain offerings, including integrations and token listing services. These services generated approximately $1.2 million in revenue as we expanded our ecosystem partnerships and provided technical support for new token launches. Given the project-based nature of these services, revenue may fluctuate from period to period depending on the size of integration or listing engagements.

Other revenue

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Other revenue
Other	$375	$293	$322	28%	(9)%
Total other revenue	$375	$293	$322	28%	(9)%

There was no material change in Other revenue for the year ended December 31, 2025.

Revenue not from contracts with customers

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Revenue not from contracts with customers (1)
Interest income	$11,434	$11,672	$25,066	(2)%	(53)%
Corporate interest	5,104	1,008	1,502	406%	(33)%
Total revenue not from contracts with customers	$16,538	$12,680	$26,568	30%	(52)%
__________________
(1) Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606. Interest income is included within Net revenue and Corporate interest is included within Other revenue, respectively, on the consolidated statements of operations and comprehensive loss included in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

For the year ended December 31, 2025, interest income decreased by $0.2 million, or 2%, due to a reduction in interest earned on GUSD reserves.

Corporate interest increased by $4.1 million for the year ended December 31, 2025, primarily driven by higher interest earned on operating accounts. Interest income on operating accounts increased by $3.3 million as a result of higher average cash balances throughout the year. The remaining $0.8 million increase was attributable to interest income on loans receivable, reflecting interest earned on $116.5 million of U.S. dollar collateral held at Galaxy from October through December 2025, prior to the collateral being applied to settle the loan in December following the expiration of the 90-day notice period. See “Indebtedness and Other Funding Arrangements—Galaxy Lending Agreement.”

Operating Expenses

Salaries and compensation

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Salaries and compensation
Employee compensation, benefits and personnel-related costs, excluding stock-based compensation	$140,916	$124,891	$124,917	13%	—%
Stock-based compensation	84,956	5,596	15,840	1418%	(65)%
Total salaries and compensation	$225,872	$130,487	$140,757	73%	(7)%

For the year ended December 31, 2025, salaries and compensation increased by $95.4 million, or 73%, primarily driven by the $79.4 million increase in stock-based compensation related to the vesting of certain RSUs for which the service-based condition had been met prior to the IPO and the liquidity-event related performance condition was met upon the commencement of trading of our Class A common stock on Nasdaq Global Select Market as well as a substantial number of new equity awards granted in connection with the IPO and additional equity awards granted during November 2025.

Further contributing to the increase was a $30.9 million increase in salaries, payroll taxes and benefits due to headcount growth. These increases were partially offset by a $10.4 million decrease in cash-based bonuses, as prior year annual bonuses were settled in cash whereas current year bonuses were settled in equity and are therefore reflected in stock-based compensation expense. In addition, there was a $4.5 million decrease in severance costs resulting from the closure of our India office in 2024.

Technology

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Technology
Cloud computing and infrastructure services	$45,552	$31,153	$22,231	46%	40%
Amortization and impairment	29,230	30,918	30,057	(5)%	3%
Equipment and other	2,345	1,592	2,748	47%	(42)%
Total technology	$77,127	$63,663	$55,036	21%	16%

Technology expenses increased by $13.5 million, or 21%, for the year ended December 31, 2025, primarily due to higher cloud computing costs driven by increased transaction activity and platform growth. Cloud computing expenses and equipment-related costs increased by $15.2 million as a result of greater computing capacity and usage to support higher volumes. These increases were partially offset by a $1.7 million decrease in amortization expense and impairment, reflecting the full amortization of certain capitalized technology assets in prior periods.

General and administrative

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
General and administrative
Professional services	$32,750	$19,562	$17,584	67%	11%
Legal expenses	18,481	12,166	98,760	52%	(88)%
Real estate related expenses	6,230	5,263	11,846	18%	(56)%
Credit card issuance	4,936	2,799	—	76%	nm
Depreciation, amortization and impairment	2,827	2,505	18,344	13%	(86)%
Other corporate overhead	12,253	9,006	8,954	36%	1%
Total general and administrative	$77,477	$51,301	$155,488	51%	(67)%
__________________
nm - not meaningful

General and administrative expenses increased by $26.2 million, or 51%, for the year ended December 31, 2025 primarily due to a $13.2 million increase in professional services to support the preparation of our IPO and meeting compliance and reporting obligations. Legal expenses increased by $6.3 million, largely reflecting reversals of accrued litigation losses in the prior year, which had reduced legal expenses in the prior year. Additional increases included $2.1 million in credit card issuance costs related to the production and distribution of physical cards, $1.0 million in real estate expenses driven by new lease arrangements, and a $3.6 million increase in general corporate overhead, including depreciation, amortization and impairment, to support the growth of the business.

Transaction losses

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Transaction losses
Provision for expected credit losses (credit cards)	$9,823	$12,820	$11,437	(23)%	12%
ACH and other transaction losses	11,518	7,095	16,176	62%	(56)%
Total transaction losses	$21,341	$19,915	$27,613	7%	(28)%

For the year ended December 31, 2025, transaction losses increased by $1.4 million, or 7%, driven by a $4.4 million increase in chargebacks, operational losses and certain isolated incidents. This increase was partially offset by a $3.0 million lower provision for transaction losses on credit card receivables, reflecting improved loss experience and credit performance of the credit card portfolio.

Sales and marketing

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Sales and marketing
Marketing acquisition and brand spend	$52,053	$13,802	$5,722	277%	141%
Credit card rewards	23,453	6,175	6,343	280%	(3)%
Marketing promotional and referral incentives	21,174	2,490	8,324	750%	(70)%
Other sales and marketing	447	98	238	356%	(59)%
Total sales and marketing	$97,127	$22,565	$20,627	330%	9%

Sales and marketing expenses increased by $74.6 million, or 330%, for the year ended December 31, 2025, reflecting a strategic acceleration of spend following reduced investments in the prior year. The increase was primarily driven by a $38.6 million increase in customer acquisition and brand marketing expenses, including agency fees, sponsorships, paid media, out-of-home and billboard advertising, and targeted event-based marketing at major digital asset and blockchain industry conferences, as the Company focused on expanding brand awareness and customer acquisition in core markets.

In addition, marketing promotional and referral incentives increased by $18.7 million, driven by the launch of new referral programs, and credit card rewards expense increased by $17.3 million, consistent with growth in credit card usage and related revenue. The remaining increase was attributable to $0.3 million of other sales and marketing costs.

Transaction processing

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Transaction processing
Staking rewards	$13,087	$9,497	$—	38%	nm
Banking and compliance fees	11,747	7,445	5,745	58%	30%
Processing fees	1,001	422	1,073	137%	(61)%
Minting and mining	449	2,695	3,393	(83)%	(21)%
Total transaction processing	$26,284	$20,059	$10,211	31%	96%
__________________
nm - not meaningful

Transaction processing expenses increased $6.2 million, or 31%, for the year ended December 31, 2025 primarily due to $4.3 million higher banking and compliance service fees, and a $3.6 million increase in staking rewards, reflecting growth in staking activity and related revenue. In addition, processing fees increased by $0.6 million. These increases were partially offset by a $2.2 million decrease in mining and minting-related fees, driven in part by lower average network gas prices, which reduced transaction costs associated with exchange activity.

Other Income (Expense)

Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	$(1,263)	$462,886	$368,091	(100)%	26%

For the year ended December 31, 2025, realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged decreased by $464.1 million, or 100%, reflecting a change from a $462.9 million gain in the prior year to a $1.3 million loss in the current year. This change was driven by both lower realized gains and higher unrealized losses. Realized gains declined primarily due to lower loan repayments of borrowed crypto assets, and less favorable crypto asset price movements compared to the prior year. In addition, declines in BTC and ETH prices during the year resulted in an unrealized loss on crypto assets, compared to significant unrealized gains in the prior year when crypto prices increased substantially.

Realized and unrealized gain (loss) on related party crypto loans

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Realized and unrealized gain (loss) on related party crypto loans	$(32,142)	$(417,335)	$(355,354)	92%	17%

For the year ended December 31, 2025, realized and unrealized loss on related party crypto loans improved by $385.2 million, reflecting a change from a $417.3 million loss in the prior year to a $32.1 million loss in the current year. The improvement was primarily driven by changes in crypto asset prices and lower loan repayment volumes relative to the prior year. Realized losses decreased due to fewer loan repayments during the year, while unrealized gains increased as declines in BTC and ETH prices during 2025 resulted in gains on outstanding crypto asset loans, compared to significant unrealized losses in the prior year when crypto prices increased substantially.

Change in fair value on related party convertible notes and related party loans

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Change in fair value on related party convertible notes	$(25,789)	$(30,663)	$(4,138)	16%	641%
Change in fair value on related party loans	$(119,309)	$—	$—	nm	nm
__________________
nm - not meaningful

Change in fair value on related party convertible notes and related party loans for the year ended December 31, 2025, represents the final fair value adjustment prior to conversion in connection with the IPO, at which time related party convertible notes and related party convertible term loans were converted into equity. The related party loans were not subject to fair value remeasurement in the prior year period since the instruments did not contain a conversion feature to equity at that time.

Interest expense on related party loans

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Interest expense on related party loans	$(53,187)	$(42,804)	$(17,084)	24%	151%

Interest expense on related party loans increased by $10.4 million, or 24%, for year ended December 31, 2025, primarily due to higher average outstanding principal balances on such loans, compared with the year ended December 31, 2024.

Interest expense on third party loans

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Interest expense on third party loans	$(15,670)	$(12,198)	$(8,857)	28%	38%

Interest expense on third party loans increased by $3.5 million, or 28%, for year ended December 31, 2025, primarily due $3.2 million of interest expense related to the NYDIG MRA (as defined below). The remaining increase was mainly due to higher average outstanding principal balances on third party loans compared to the same period in the prior year.

Interest expense on funding debt

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Interest expense on funding debt	$(1,477)	$—	$—	nm	nm
__________________
nm - not meaningful

Interest expense on funding debt for the year ended December 31, 2025, represents interest on the Ripple Credit Agreement (as defined below), a funding arrangement entered into in the current year to finance our credit card receivables. Accordingly, there was no comparable interest expense in the prior year.

Other income (expense), net

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Other income (expense), net
Market-driven valuation changes	$6,859	$3,486	$716	97%	387%
Non-recurring gain	—	48,841	—	(100)%	100%
Other	(1,166)	2,692	4,472	(143)%	(40)%
Total other income (expense), net	$5,693	$55,019	$5,188	(90)%	961%
Other income (expense), net decreased by $49.3 million, or 90%, primarily due to the non-recurrence of a $48.8 million gain recognized in the prior year related to crypto assets used to prefund payments to Earn customers, for which we received reimbursements of the amounts prefunded on their behalf.

Market-driven valuation changes, including unrealized foreign currency translation gains and losses, gains and losses on derivatives, gain on the conversion of convertible notes and term loans and changes in the fair value of strategic investments and warrants, resulted in a $6.9 million gain in the current year, compared to a $3.5 million gain the prior year. The remaining change reflects normal period-to-period variability in other operating-related items.

Income Tax Benefit (Provision)

	Year Ended December 31,			% Change
($ in thousands, except for %)	2025	2024	2023	2025	2024
Income tax benefit (provision)	$5,987	$(7,626)	$4,074	179%	(287)%

Income tax benefit was $6.0 million for the year ended December 31, 2025, compared to an income tax provision of $(7.6) million for year ended December 31, 2024. The change was primarily attributed to an adjustment to the valuation allowance on our deferred tax balances.

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

On September 15, 2025, we completed the IPO, in which we issued and sold 15,937,501 shares of our Class A common stock at a public offering price of $28.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 300,565 shares of the Company’s Class A common stock from the Company and 458,364 shares of the Company’s Class A common stock from the selling stockholders. We did not receive any proceeds from the sale of shares by the selling stockholders. Net proceeds to us from the IPO were $406.3 million after deducting the underwriting discounts and commissions and before deducting offering costs of $15.2 million.

Concurrent with the IPO, we entered into an agreement with Nasdaq, Inc. for Nasdaq, Inc. to purchase 1,904,761 shares of our Class A common stock in a private placement at $26.25 per share. The gross proceeds to us from the Concurrent Private Placement were $50.0 million.

As of December 31, 2025 and 2024, we had (i) cash and cash equivalents of $252.2 million and $42.8 million, respectively, which consisted primarily of cash and highly liquid investments with an original maturity of three months or less when purchased; (ii) restricted cash and cash equivalents of $115.3 million and $28.4 million, respectively, which consisted primarily of cash deposited into money market funds and restricted cash deposits held at financial institutions as part of our capital reserve requirements and as collateral associated with our banking partnerships and surety bonds; and (iii) customer custodial funds of $527.4 million and $575.6 million, respectively, which consisted of restricted cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of users. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to users.

Additionally, Crypto assets held on our consolidated balance sheets represent corporate assets that are used as part of the ordinary course of business. We use crypto assets primarily to support our core operations, facilitate the efficiency of the exchange, and as a reserve to satisfy regulatory requirements for certain subsidiaries. Uses to support core operations include receiving crypto assets as a form of payment for Transaction revenue and Services revenue. Crypto assets received as a form of payment are converted to cash or used to fulfill operating expenses, including crypto rewards. Certain crypto assets are designated to satisfy regulatory capital or reserve requirements imposed by certain jurisdictions and regulators. These assets are subject to operational and regulatory restrictions that limit their use in day-to-day business operations. Applicable regulatory frameworks require us to maintain a minimum level of assets to meet ongoing licensing and regulatory obligations and prohibit the lending, pledging, rehypothecation and encumbrance of such assets, but do not prohibit the sale thereof. As of December 31, 2025 and 2024, we held approximately $237.1 million and $290.9 million, respectively, in crypto assets for regulatory requirements.

We believe our existing cash and cash equivalents, together with the proceeds from the IPO and the anticipated cost savings and operating efficiencies resulting from our strategic initiatives, including exiting unprofitable markets and streamlining operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We continually evaluate opportunities to optimize our cost structure and capital allocation as part of normal business operations. We may also pursue financing activities from time to time to support strategic initiatives and provide additional financial flexibility. Our future capital requirements will depend on many factors, including continued market acceptance of crypto assets and blockchain technology, our ability to attract and retain users on our platform, the continuing market acceptance of our products and services, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for covenants that would restrict our operations. In the event that additional financing is required from outside sources, there is a possibility we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Indebtedness and Other Funding Arrangements

Lending Agreements

We have entered into lending agreements with WCF to borrow an aggregate amount of 133,430 ETH and 11,326 BTC, at loan fees between 4% and 8% per annum since December 2022. As of December 31, 2025, loans in respect of 0 ETH and 4,619 BTC remained outstanding under these agreements. The purpose of these lending agreements includes meeting capital reserve requirements of regulators as well as satisfying collateral obligations under the Galaxy Lending Agreement (as defined below) and the NYDIG MRA (as defined below).

On October 9, 2025, in connection with the repayment of the principal amount outstanding under the Galaxy Lending Agreement and the corresponding return of the collateral previously provided under such agreement (as further described below), we repaid in full the WCF lending agreements that were used to provide collateral to Galaxy, totaling 898 BTC and 26,629 ETH.

Galaxy Lending Agreement

In March 2023, we entered into a Master Digital Currency Loan Agreement with Galaxy Digital LLC (“Galaxy”), an unrelated third party, that was amended and restated in April 2023 (as amended and restated, the “Galaxy Lending Agreement”). The Galaxy Lending Agreement permitted us to make lending requests of various types to Galaxy Digital to borrow digital currency, including BTC, BCH, ETH, ETC, or LTC, or U.S. dollars. Term lending requests had stipulated maturity dates, while open lending requests permitted either party the right to exercise a callable option and recall all or any portion of the borrowed asset. All requests were subject to providing collateral (defined as a percentage of the value of the borrowed asset) as well as paying borrow fees and late fees. In certain circumstances, if the value of a borrowed asset changes relative to the collateral provided, we were required to provide additional collateral to Galaxy.

On October 8, 2025, we repaid the $116.5 million principal amount outstanding with a portion of the IPO proceeds, and all of the BTC and ETH collateral that was previously provided to Galaxy under the Galaxy Lending Agreement was returned back to us. The Galaxy Lending Agreement remained in effect through December 15, 2025, solely to satisfy a contractual 90-day notice period and was fully settled as of December 31, 2025.

Ripple Credit Agreement

In July 2025, we entered into a credit agreement with Ripple Labs Inc. (“Ripple”), an unrelated third party (the “Ripple Credit Agreement”). The Ripple Credit Agreement permits us to make lending requests, from time to time, of no less than $5.0 million each, up to an aggregate commitment amount of $75.0 million (the “Initial Commitment”), which may be increased or decreased, from time to time, subject to the attainment of certain agreed upon metrics, provided that the aggregate commitment amount does not exceed $150.0 million, prior to amendment. Once the Initial Commitment is exceeded, lending requests may be made in the form of USD-denominated Ripple Stablecoin (“RLUSD”), upon our request and Ripple’s consent. All lending requests under the Ripple Credit Agreement must be secured by collateral, bear an interest rate per annum of 6.5% and must be repaid in U.S. dollars.

In December 2025, we entered into an amendment to the Ripple Credit Agreement that temporarily increased the aggregate commitment to $250.0 million through July 1, 2026, increased the interest rate to 7.0%, and imposed additional collateral and operating covenants, including requirements related to holdings and activity levels of RLUSD. If outstanding borrowings are not reduced to $150.0 million or less by July 2, 2026, the interest rate will increase to 10.0% until such reduction occurs. These terms may limit the availability of borrowings under the facility and increase our cost of capital.

As of December 31, 2025, there was a U.S. dollar denominated principal amount of approximately $154.1 million outstanding under the Ripple Credit Agreement and approximately $188.8 million of credit card receivables were pledged as collateral.

NYDIG MRA

In July 2025, we entered into a Master Repurchase Agreement with NYDIG Funding LLC (“NYDIG”), an unrelated third party (such Master Repurchase Agreement, the “NYDIG MRA”). The NYDIG MRA permits us to sell digital assets to NYDIG and simultaneously agree to repurchase such assets at a later date, contractually defined as June 30, 2026, and at a predetermined price. Each transaction is subject to margin requirements and other customary terms relating to events of default and remedies, as set forth in the NYDIG MRA. NYDIG may allow third parties to participate in (and in certain circumstances, may assign to such third parties) its rights and obligations under the NYDIG MRA. As of December 31, 2025, there were repurchase obligations in an aggregate U.S. dollar denominated amount of approximately $75.0 million outstanding under the NYDIG MRA, and such obligations were collateralized by digital assets with an aggregate fair market value of approximately $111.1 million and cash and cash equivalents of $16.4 million.

Convertible Debt

In connection with the IPO, approximately $228.0 million in aggregate principal amount (plus accrued and unpaid interest thereon) in convertible notes outstanding as of the closing date of the IPO and approximately $467.6 million in aggregate principal amount (plus accrued and unpaid interest thereon) in convertible term loans outstanding as of the closing date of the IPO, automatically converted into 31,055,951 shares of the Company's Class B common stock, pursuant to their terms, at a price per share equal to 80% of the IPO price of $28.00 per share, or $22.40 per share. See Note 13. Related Party Loans and Convertible Notes to our audited consolidated financial statements for further details.

Cash Flows

The following table presents information regarding our consolidated cash flows for the periods presented:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net cash used in operating activities	$(218,108)	$(108,960)	$(207,294)
Net cash provided by (used in) investing activities	(47,933)	83,609	33,218
Net cash provided by (used in) financing activities	514,031	225,379	(521,436)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	$247,990	$200,028	$(695,512)

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash expenses and non-cash movements in crypto assets and liabilities, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $218.1 million for the year ended December 31, 2025, driven by net loss of $582.8 million and non-cash adjustments of $342.0 million, which primarily consisted of changes in fair value on related party convertible term loans and related party convertible notes, realized and unrealized loss on related party crypto loans and derivatives, and crypto assets and receivable, crypto assets pledged, stock-based compensation expense, depreciation and amortization, crypto asset payments for expenses, provision for transaction losses, partially offset by crypto assets and warrants received as revenue. Additionally, cash used in operating activities was impacted by a net outflow from changes in operating assets and liabilities of $(60.5) million, driven by the timing of cash receipts and payments, and vendor payment terms. These outflows were partially offset by $83.3 million net inflow from purchases and disposals of crypto assets for operations.

Net cash used in operating activities was $109.0 million for the year ended December 31, 2024, driven by net loss of $158.5 million and non-cash adjustments of $130.4 million, which primarily consisted of realized and unrealized losses on related party crypto loans, crypto asset payments for expenses, depreciation and amortization, fair value changes on related party convertible notes, provision for transaction losses and stock-based compensation, partially offset by realized and unrealized gains on crypto assets and receivable, crypto assets pledged as well as crypto assets received as revenue. Additionally, cash used in operating activities was impacted by a net outflow from changes in operating assets and liabilities of $80.8 million, driven by the timing of cash receipts and payments, and vendor payment terms.

Investing Activities

Net cash used in investing activities was $47.9 million for the year ended December 31, 2025, primarily driven by $162.8 million in net outflow for the purchases of and repayments on credit card receivables and $7.7 million of capitalization of internally developed software costs and purchases of software, property and equipment. This was partially offset by $122.6 million in proceeds from the sale of crypto assets.

Net cash provided by investing activities was $83.6 million for the year ended December 31, 2024, primarily driven by $145.5 million in proceeds from the sale of crypto assets. This was partially offset by $55.6 million in net outflow for the purchase and sale of credit card receivables and $6.0 million of capitalization of internally developed software costs and purchases of software, property and equipment, as well as $0.4 million of equity investment purchases.

Financing Activities

Net cash provided by financing activities was $514.0 million for the year ended December 31, 2025, primarily reflecting $441.2 million in proceeds from the IPO and the Concurrent Private Placement, net of underwriting discounts and commissions and offering expenses. Net cash provided by financing activities was also driven by $482.0 million of net proceeds from the NYDIG MRA, the Ripple Credit Agreement, and related party term loans prior to their conversion into equity in connection with the IPO. These increases were partially offset by $45.2 million of net custodial funds outflows attributable to elevated customer redemptions, $355.0 million in repayments under the Galaxy loan and the Ripple Credit Agreement, and $8.9 million in payments related to tax withholdings upon net settlement of equity awards.

Net cash provided by financing activities was $225.4 million for the year ended December 31, 2024, primarily driven by $190.8 million of net inflow from custodial funds due to customers from increased customer deposits, $24.6 million of proceeds from related party convertible notes, and $10.0 million of proceeds from third party loans.

Material Cash Commitments

Our material future cash commitments are to repay our current indebtedness obligations, as described above, and make payments under leases for our facilities. We have operating leases for office facilities with remaining terms of less than a year to nine years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term due to uncertainty. For more information, see Note 12. Leases to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The following table summarizes our material cash commitments as of December 31, 2025 (in thousands):

Year Ended December 31,	Leases	Indebtedness(1)	Total
2026	$8,277	$94,457	$102,734
2027	8,339	—	8,339
2028	7,735	—	7,735
2029	3,657	—	3,657
2030	1,216	—	1,216
Thereafter	1,760	—	1,760
Total	$30,984	$94,457	$125,441
__________________
(1) Borrowings under our NYDIG repurchase agreement are subject to a contractual repurchase obligation with a stated repurchase date of June 2026. Accordingly, the outstanding principal balance and estimated interest through the repurchase date are reflected in the table above.

We have open-term borrowing facilities with outstanding principal amounts of 4,619 BTC as of December 31, 2025. These related party facilities are repayable on demand and do not have fixed maturity dates. As a result, principal repayment obligations related to these arrangements are not included in the table above. Estimated interest related to our BTC-denominated borrowing arrangements is calculated based on the outstanding principal balance, contractual interest rates, and the bitcoin spot price as of December 31, 2025. Actual interest payments may differ due to changes in bitcoin prices, interest rates, and utilization levels. See “Indebtedness and Other Funding Arrangements—Lending Agreements.”

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

Receivables purchased under this program are recorded on our consolidated balance sheets as Credit card receivables pledged and Accounts receivable, net. As of December 31, 2025, we had purchased $219.8 million in Gemini Credit Card customer receivables pursuant to this arrangement. Certain credit card receivables are pledged as collateral under our Ripple Credit Agreement (see “Indebtedness and Other Funding Arrangements - Ripple Credit Agreement” ). As of December 31, 2025 and 2024, the carrying value of pledged credit card receivables was $188.8 million and $0, respectively.

In addition, the agreement creates an ongoing commitment to purchase future receivables as they are originated. The amount of future purchases will vary based on credit card usage and customer activity. We maintain sufficient cash on hand to fund these payments as they become due.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and the related notes, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date, as well as report amounts of revenue and expenses during the period. We base our estimates on historical experience, known trends and events, and various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.

We believe that the following critical accounting policies and estimates involve a greater degree of judgment and complexity than our other significant accounting policies. Accordingly, these are the significant estimates and assumptions we believe are most critical to understand when evaluating our financial condition and results of operations. Our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Warrants

We hold compensatory warrants in a publicly held company, received as consideration for providing general asset management services and crypto asset custody services. These warrants are measured at fair value on the grant date using a Monte Carlo simulation model, incorporating both observable inputs, such as stock price, exercise price, expected term, risk-free rate, dividend yield, equity volatility, and unobservable inputs, including the probability of achieving stock-price vesting conditions.

We determined that valuation of warrants represents a critical accounting estimate because it involves significant judgments, estimates, and assumptions, and to the extent that these estimates and assumptions change materially or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.

Changes in the fair value of the warrants are recognized in Other income (expense), net on the consolidated statements of operations and comprehensive loss. As a result, period-to-period fluctuations in market conditions or in management’s assumptions can materially affect our results of operations.

Strategic Investments

We hold strategic investments in privately held companies in the form of equity investments without readily determinable fair values in which we do not have a controlling interest or significant influence. We account for these investments under the measurement alternative method whereby they are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer (“pricing adjustments”). We determined that valuation of privately held strategic investments represents a critical accounting estimate because impairment evaluations involve significant judgment, estimates, and assumptions, and to the extent that these estimates and assumptions change materially or if actual circumstances differ from those in the assumptions, our financial statements could be materially impacted.
Pricing adjustments require quantitative assessments of the fair value of our strategic investments and involve the use of estimates using the best information available, which may include observable transaction prices from additional rounds of funding.

Privately-held strategic investments are evaluated regularly for impairment. Our qualitative analysis includes a review of the companies’ financial condition and business outlook, industry performance, regulatory, economic or technological environment, and other relevant events and factors affecting the company. When indicators of impairment exist, we estimate the fair value of these nonmarketable equity securities using the market approach and/or the income approach. If any impairment is identified, we write down the investment to its fair value and record the corresponding charge through Other income (expense), net on the consolidated statements of operations and comprehensive loss. Estimating fair value requires judgment and use of estimates such as discount rates, forecasted cash flows, and market data of comparable companies, among others. See Note 8. Prepaid Expenses and Other Assets to our consolidated financial statements included Part II, Item 8 of this Annual Report on Form 10-K for further details.

Convertible Notes (Prior to IPO)

During the years ended December 31, 2025 and 2024, we entered into convertible note lending agreements with a related party that permitted the holder to convert the outstanding principal and accrued interest into a variable number of shares of preferred units at a fixed discount to the market price of the common units at the time of conversion. We accounted for these convertible notes under Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We recorded the convertible notes liability at fair value at each period end using a scenario-based approach which considered various conversion and repayment scenarios along with a discounted cash flow analysis. The assumptions underlying these valuations were unobservable and represented our best estimate, which involved inherent uncertainties and the application of judgment. If we had used different assumptions or estimates, the estimated fair value of the instruments described above could have been materially different.

Subsequent changes in fair value were recorded as Change in fair value on related party convertible notes on the consolidated statements of operations and comprehensive loss. The portion of total changes in fair value of the notes attributable to changes in instrument-specific credit risk were determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and were presented as a component of comprehensive income on the consolidated statements of operations and comprehensive loss. All outstanding convertible notes converted into shares of our Class B common stock in connection with our IPO and are no longer outstanding.

Related Party Term Loans (Prior to IPO)

During the years ended December 31, 2025 and 2024, we entered into term loan lending agreements with a related party. The term loan agreement we entered into in 2025 included a conversion feature that permitted the holder to convert the outstanding principal and accrued interest into a variable number of shares of preferred units at a fixed discount to the market price of the common units at the time of conversion. During the same period, we amended our 2024 term loan agreement to add a comparable conversion feature. We accounted for the convertible term loans under Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We recorded the convertible term loans at fair value at each period end using a scenario-based approach which considered various conversion and repayment scenarios along with a discounted cash flow analysis. The assumptions underlying these valuations were unobservable and represented our best estimate, which involved inherent uncertainties and the application of judgment. If we had used different assumptions or estimates, the estimated fair value of the instruments described above could have been materially different.

Subsequent changes in fair value were recorded as Change in fair value on related party loans on the consolidated statements of operations and comprehensive loss. The portion of total changes in fair value of the related party loans attributable to changes in instrument-specific credit risk were determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and were presented as a component of comprehensive income on the consolidated statements of operations and comprehensive loss. All outstanding related party term loans converted into shares of our Class B common stock in connection with our IPO and are no longer outstanding.

Stock-Based Compensation

Stock Options

We have granted stock options that vest upon time-based service conditions, as well as stock options that vest based on both time-based service conditions and market-based conditions. Market-based conditions are satisfied upon our achievement of specified share price targets.

We estimate the fair value of stock options subject to only service-based conditions on the date of grant using the Black-Scholes-Merton option-pricing model. This model requires management to make a number of estimates and assumptions, including the fair value of our underlying common stock, expected volatility of our underlying common stock, expected term of the stock option, and, where applicable, expected dividend yield. The expected term of the stock option is based on the average period the stock option is expected to remain outstanding based on the stock option’s vesting and contractual terms. The expected stock price volatility assumption for our common stock is determined by using a weighted average of the historical stock price volatilities of comparable companies from a representative peer group, as sufficient trading history for our common stock is not available.

We estimate the fair value of stock options subject to market-based conditions using a Monte Carlo simulation model (a binomial lattice-based valuation model), which simulates a large number of potential future price paths for our common stock over the expected term of the awards. The model calculates fair value as the probability-weighted present value of expected outcomes under each simulated path. The probability of achieving the market-based conditions is derived from the simulation and is based on assumptions including the current stock price, expected volatility, expected term, risk-free interest rate, and, where applicable, expected dividends.

We recognize stock-based compensation expense for awards with market-based conditions using an accelerated attribution method over the requisite service period. Compensation expense is recognized based on the grant-date fair value, regardless of whether the market-based condition is ultimately achieved, provided the requisite service is rendered.

We have elected to account for forfeitures of equity awards as they occur, with previously recognized stock-based compensation reversed in the period that the awards are forfeited.

Prior to IPO

Prior to our IPO, we recognized stock-based compensation expense using a fair-value based method for costs related to all equity awards issued under our equity incentive plans, including common units and phantom units. We estimated the fair value of equity awards with only service-based conditions on the date of grant using the closed form option-pricing model and recognized compensation expense on a straight-line basis over the requisite service period. We accounted for forfeitures as they occur, with previously recognized expense reversed in the period of forfeiture.

The valuation model required management to make a number of assumptions, including the fair value and expected volatility of our underlying common units, expected term of the equity award, risk-free interest rate, and expected dividend yield. The expected term of the equity award reflected the average period the unit award was expected to remain outstanding based on the equity award’s vesting and contractual terms.

In the absence of a public trading market, the fair value of our equity was determined by our board of managers, with input from management, taking into account our most recent valuations from an independent third-party valuation specialist. Our board of managers intended all unit awards granted to have a participation threshold not less than the current equity value on the date of the grant. The valuations were performed in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and considered numerous subjective factors, including our operating and financial performance, capital structure, comparable company data, recent arm’s-length transactions, the likelihood of a liquidity event, marketability considerations, and prevailing capital market conditions. The board generally applied income and market valuation approaches to estimate enterprise value.

Income Taxes

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes.

Legal and Other Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain, and such uncertainty may be enhanced due to the industry in which we operate. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. In addition, we record recoveries of these losses when it is probable that they will be collected. These estimates are highly sensitive to change and involve variables that are not completely within our control nor practicable to model, including decisions made by regulators and settlement negotiations. Resolution of legal and other contingencies in a manner inconsistent with management’s expectations could have a material impact on our financial condition and results of operations.

Allowance for Transaction Losses

Transaction losses primarily include expenses associated with our retail receivables, custodial and staking fee receivables, and credit losses associated with our credit card program. Our transaction losses fluctuate depending on many factors, including: macroeconomic conditions, fraud events, and the credit quality of loans receivable arising from transactions funded with our credit card program.

We establish allowances for estimated transaction losses arising from processing customer transactions, such as retail receivables, custodial funds receivable, and staking fees receivable. Additions to the allowance, in the form of provisions, are reflected in Transaction losses on our consolidated statements of operations and comprehensive loss. The allowances are based on known facts and circumstances and internal factors including the fair value of any collateral held, experience with similar cases, historical trends involving collections and write-off patterns. We have no expectation of transaction losses for receivables where the fair value of the collateral securing the balance is equal to or in excess of the receivable amount. In cases where the fair value of the collateral is less than the outstanding receivable balance, and it is not reasonably expected that the customer will replenish such a shortfall, we recognizes an allowance for transaction loss in the amount of the difference.

We also establish an allowance for credit card receivables including the related interest receivable, which represents our estimate of current expected credit losses inherent in our portfolio of credit card receivables and interest receivables and includes expected credit losses from modifications of receivables to borrowers experiencing financial difficulty. Determining appropriate current expected credit loss allowances for loans and interest receivable is an inherently uncertain process and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for current expected credit losses at the balance sheet date after incorporating the impact of externally sourced macroeconomic trends, as appropriate. We consider externally published U.S. gross domestic product growth rate data, the U.S. federal funds rate data, U.S. credit card delinquency data, and the consumer product index trends. A significant change in the forecasted macroeconomic factors could result in a material change in our allowances.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk to our financial statements associated with the effect of changes in market factors, including the following.

Interest Rate Risk

We are exposed to interest rate risk primarily through our credit card receivables and our fixed-rate borrowing facilities.

We earn interest income on outstanding credit card balances at rates indexed to the prime rate plus a spread. These receivables bear floating interest rates that adjust immediately with changes in the prime rate. A 100 basis point increase (decrease) in the prime rate would result in an increase (decrease) of approximately $1.2 million in annual interest income based on average credit card balances outstanding during the year ended December 31, 2025.

Our funding facilities bear interest at fixed rates with terms ranging from evergreen to approximately one to two years. As of December 31, 2025, we had $229.1 million in outstanding principal borrowings under these facilities at a weighted average interest rate of 7.5%. While the fixed-rate nature of these borrowings limits our exposure to interest rate volatility during the term of the facilities, we are exposed to repricing risk upon maturity or refinancing. If interest rates increase prior to maturity or refinancing, our interest expense would increase upon entering into new or replacement financing arrangements.

Due to the short-term nature of the cash and cash equivalent holdings against our GUSD reserve and against custodial USD balances, we do not believe we have material exposure to interest rate risk from these investments.

Digital Assets Risks

Changes in digital asset prices impact our operations through unrealized gains and losses on digital assets inventory held. For years ended December 31, 2025 and 2024, unencumbered digital assets had an aggregate fair value of totaled $37.1 million and $78.3 million, respectively, representing 2% and 5% of our total assets. A hypothetical 50% increase or decrease in digital assets prices as of December 31, 2025 and 2024 would result in a $18.6 million and $39.2 million impact, respectively, to the value of our unencumbered Crypto assets held.

We maintain digital asset-denominated liabilities, including borrowings from related parties that are collateralized by digital assets. While the principal amounts of these liabilities are substantially matched by corresponding digital asset holdings on our balance sheet, limiting our net exposure to digital asset price risk on principal balances, the interest expense on our related party digital asset borrowings is payable in U.S. dollars. As a result, appreciation in digital asset prices increases our interest expense in digital asset terms, while depreciation in digital asset prices decreases our interest expense in digital asset terms, creating additional exposure to digital asset price volatility.

Decreases in digital asset prices may have an adverse impact on operating results. Certain transaction revenues are generated in digital assets and accordingly, decreases in digital asset prices would reduce the U.S. dollar value of such revenues when converted. Additionally, significant declines in digital asset prices have historically correlated with reduced market sentiment and trading activity, which could result in lower transaction volumes and associated revenues on our platform.

Our repurchase agreement with NYDIG is collateralized by bitcoin holdings. Material declines in bitcoin prices may trigger margin calls, requiring us to post additional collateral or repay outstanding amounts, which could create liquidity demands and impact our cash flows.

Foreign Currency Risk

Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currencies of these subsidiaries. Historically, our primary foreign currency exposures have been to the Singaporean Dollar (“SGD”) and British Pound (“GBP”). Following the announcement in February 2026 of our plan to exit and wind down operations in the United Kingdom and certain other international markets, we expect our exposure to GBP-denominated revenues and expenses to decrease over time. Our remaining foreign currency exposure is primarily related to SGD-denominated operations. Our foreign currency exposure arises from:

Foreign currency transaction risk

Our international subsidiaries operate at a loss, with foreign currency-denominated expenses exceeding those of local foreign-denominated revenues. As a result, appreciation of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars.

Foreign currency translation risk

We maintain working capital in our foreign subsidiaries. Additionally, we maintain a modest inventory of foreign currencies resulting from net client trading activity. Changes in foreign exchange rates result in translation gains or losses when these balances are translated to U.S. dollars for consolidation purposes. We hold cash and digital assets denominated in foreign currencies on behalf of customers. These custodial assets are matched by corresponding custodial liabilities denominated in the same currencies, resulting in minimal net foreign currency exposure from these balances.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Gemini Space Station, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gemini Space Station, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred units and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for digital assets in 2023 due to adoption of Accounting Standards Update No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, NY
March 31, 2026

We have served as the Company's auditor since 2022.

Gemini Space Station, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$252,215	$42,847
Restricted cash and cash equivalents	115,279	28,383
Customer custodial funds	527,354	575,628
Crypto assets held	439,622	470,101
Receivable, crypto assets pledged	—	168,300
Accounts receivable, net(1)	30,887	65,368
Credit card receivables pledged, net	188,754	—
Prepaid expenses and other current assets	52,140	37,134
Total current assets	1,606,251	1,387,761
Software, property and equipment, net	15,083	17,152
Intangible assets, net	139,805	162,143
Other non-current assets	40,708	26,872
Total assets	$1,801,847	$1,593,928
Liabilities, Convertible Units, and Stockholders' Equity
Current liabilities:
Custodial funds due to customers	$527,307	$574,080
Accounts payable	2,647	17,568
Accrued expenses(2)	55,466	38,907
Third party loans	75,151	117,612
Related party loans	403,931	562,162
Funding debt	154,374	—
Other current liabilities	21,528	38,448
Total current liabilities	1,240,404	1,348,777
Non-current liabilities:
Lease liabilities	20,570	20,153
Related party convertible notes	—	248,783
Related party loans	—	237,209
Total non-current liabilities	20,570	506,145
Total liabilities	1,260,974	1,854,922
Commitments and contingencies (Note 22)
Convertible preferred units: 30,955 Series A Units authorized, issued and outstanding with an aggregate liquidation preference of $223,022 as of December 31, 2024; 8,910 Series B Units authorized as of December 31, 2024; 8,887 Series B Units issued and outstanding as of December 31, 2024; and the Series B Units had an aggregate liquidation preference of $423,903 as of December 31, 2024. No shares authorized, issued, and outstanding as of December 31, 2025.	—	534,368
Stockholders' equity:
Common Units: 54,201 Common Units authorized as of December 31, 2024; 50,761 Common Units issued and outstanding as of December 31, 2024. No shares authorized, issued, and outstanding as of December 31, 2025.	—	—
Class A common stock, par value $0.001 per share; No shares authorized, issued and outstanding as of December 31, 2024; 1,000,000 shares authorized, 42,329 shares issued and outstanding as of December 31, 2025	43	—
Class B common stock, par value $0.001 per share; No shares authorized, issued and outstanding as of December 31, 2024; 100,000 shares authorized, and 75,127 shares issued and outstanding as of December 31, 2025	75	—
See accompanying notes to the consolidated financial statements.

Gemini Space Station, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

Preferred stock, par value $0.001 per share; No shares authorized, issued and outstanding as of December 31, 2024; 20,000 shares authorized, no shares issued and outstanding as of December 31, 2025	—	—
Treasury stock at cost; 0 and 284 shares as of December 31, 2024 and December 31, 2025, respectively	(568)	—
Additional paid-in capital	2,583,689	662,091
Accumulated other comprehensive income	887	2,987
Accumulated deficit	(2,043,253)	(1,460,440)
Total stockholders’ equity (deficit)	540,873	(795,362)
Total liabilities, convertible units, and stockholders’ equity	$1,801,847	$1,593,928
__________________
(1) Includes related party amounts of $0.1 million and $0.2 million in Accounts receivable, net as of December 31, 2025 and December 31, 2024, respectively, as outlined in Note 21. Related Party Transactions.

(2) Includes related party amounts of $0 and $0.1 million in Accrued expenses as of December 31, 2025 and December 31, 2024, respectively, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the consolidated financial statements.

Gemini Space Station, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Net revenue(1)	$174,093	$140,864	$96,313
Other revenue	5,479	1,301	1,824
Total revenue	179,572	142,165	98,137
Operating expenses:
Salaries and compensation	225,872	130,487	140,757
Technology(2)	77,127	63,663	55,036
General and administrative(3)	77,477	51,301	155,488
Transaction losses	21,341	19,915	27,613
Sales and marketing	97,127	22,565	20,627
Transaction processing	26,284	20,059	10,211
Total operating expenses	525,228	307,990	409,732
Operating loss	(345,656)	(165,825)	(311,595)
Other income (expense):
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	(1,263)	462,886	368,091
Realized and unrealized gain (loss) on related party crypto loans	(32,142)	(417,335)	(355,354)
Change in fair value on related party convertible notes	(25,789)	(30,663)	(4,138)
Change in fair value on related party loans	(119,309)	—	—
Interest expense on related party loans	(53,187)	(42,804)	(17,084)
Interest expense on third party loans	(15,670)	(12,198)	(8,857)
Interest expense on funding debt	(1,477)	—	—
Other income (expense), net	5,693	55,019	5,188
Total other income (expense), net	(243,144)	14,905	(12,154)
Net loss before income taxes	(588,800)	(150,920)	(323,749)
Income tax benefit (provision)	5,987	(7,626)	4,074
Net loss	$(582,813)	$(158,546)	$(319,675)
Net loss per share attributable to common stockholders
Basic	$(15.52)	$(32.24)	$(66.25)
Diluted	$(15.52)	$(32.24)	$(66.25)
Weighted average shares outstanding - basic and diluted:	37,552	4,918	4,825
Net loss	$(582,813)	$(158,546)	$(319,675)
Other comprehensive income (loss):
Foreign currency translation, net of tax	470	(15)	600
Change in fair value attributable to instrument-specific credit risk	(2,570)	1,906	664
Total other comprehensive income (loss)	(2,100)	1,891	1,264
Comprehensive loss	$(584,913)	$(156,655)	$(318,411)
__________________
(1) Net revenue includes related party amounts of $2.5 million, $2.2 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, as outlined in Note 21. Related Party Transactions.

(2) Technology expenses includes related party amounts of $0.8 million, $0.7 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, as outlined in Note 21. Related Party Transactions.

(3) General and administrative expenses includes related party amounts of $1.0 million, $0 and less than $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the consolidated financial statements.

Gemini Space Station, Inc.
Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands, except per share data)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	39,842	$534,368	52,462	$—	—	$—	—	$—	$640,655	$(168)	$(1,131,579)	$(491,092)
Cumulative effects of changes in accounting principles (Note 2)	—	—	—	—	—	—	—	—	—	—	149,360	149,360
Balance at January 1, 2023	39,842	534,368	52,462	—	—	—	—	—	640,655	(168)	(982,219)	(341,732)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	(2,768)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	15,840	—	—	15,840
Net loss	—	—	—	—	—	—	—	—	—	—	(319,675)	(319,675)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,264	—	1,264
Balance at December 31, 2023	39,842	$534,368	49,694	$—	—	$—	—	$—	$656,495	$1,096	$(1,301,894)	$(644,303)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	1,067	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,596	—	—	5,596
Net loss	—	—	—	—	—	—	—	—	—	—	(158,546)	(158,546)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,891	—	1,891
Balance at December 31, 2024	39,842	$534,368	50,761	$—	—	$—	—	$—	$662,091	$2,987	$(1,460,440)	$(795,362)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	20,497	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	—	—	15,479	15	—	—	391,150	—	—	391,165
Issuance of common stock in connection with concurrent placement with Nasdaq	—	—	—	—	1,905	2	—	—	49,998	—	—	50,000
Conversion of convertible preferred units to common stock in connection with IPO	(39,842)	(534,368)	—	—	54,541	55	—	—	534,313	—	—	534,368
Conversion of convertible notes and related party terms loans to common stock in connection with IPO	—	—	—	—	31,056	31	—	—	869,536	—	—	869,567
Conversion of Common Units to common stock in connection with IPO	—	—	(71,258)	—	14,403	15	—	—	(51)	—	—	(36)
Issuance of common stock upon settlement of stock awards, net of shares withheld	—	—	—	—	356	—	—	—	(8,304)	—	—	(8,304)
Shares withheld for employee tax withholdings	—	—	—	—	—	—	(23)	(568)	—	—	—	(568)
Forfeiture of unvested restricted shares	—	—	—	—	—	—	(261)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	84,956	—	—	84,956
Net loss	—	—	—	—	—	—	—	—	—	—	(582,813)	(582,813)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(2,100)	—	(2,100)
Balance at December 31, 2025	—	$—	—	$—	117,740	$118	(284)	$(568)	$2,583,689	$887	$(2,043,253)	$540,873

See accompanying notes to the consolidated financial statements.

Gemini Space Station, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(582,813)	$(158,546)	$(319,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	30,723	32,961	32,221
Impairment	650	376	21,403
Gain on conversion of convertible notes and term loans	(5,841)	—	—
Change in fair value on related party convertible notes	25,789	30,663	4,138
Change in fair value on related party loans	119,309	—	—
Realized and unrealized loss (gain) on crypto assets and receivable, crypto assets pledged	1,263	(462,886)	(368,091)
Realized and unrealized loss on related party crypto loans	32,142	417,335	355,354
Provision for transaction losses	21,341	19,915	27,613
Stock-based compensation	84,956	5,596	15,840
Crypto assets received as revenue	(30,813)	(15,664)	(8,759)
Crypto asset payments for expenses	52,592	98,413	9,706
Warrants received as revenue	(4,807)	—	—
Non-cash lease expense	4,427	1,417	2,321
Realized and unrealized loss (gain) on derivatives	4,114	(1,944)	—
Other operating activities, net	6,105	4,245	2,562
Changes in operating assets and liabilities:
Purchase of crypto assets	(240,068)	(62,390)	(35,562)
Disposal of crypto assets	323,352	87,390	25,975
Accounts receivable	(6,879)	(249)	(27,637)
Other assets	30,062	42,967	2,381
Accounts payable and accrued expenses	2,831	(143,765)	67,200
Payables due to related parties	28,365	34,674	(4,853)
Payables due to third parties	4,854	11,167	1,031
Payables due for funding debt	254	—	—
Lease liabilities	(5,987)	(2,282)	(3,599)
Other liabilities	(114,029)	(48,353)	(6,863)
Net cash used in operating activities	(218,108)	(108,960)	(207,294)
Cash flows from investing activities
Proceeds from disposal of crypto assets	122,565	145,488	56,544
Purchases of credit card receivables	(1,236,758)	(431,034)	(87,953)
Proceeds from repayments of credit card receivables	1,074,003	375,484	71,264
Capitalization of internally developed software costs	(5,682)	(4,753)	(6,207)
Purchase of software, property and equipment	(1,980)	(1,226)	(729)
Other investing activities, net	(81)	(350)	299
Net cash provided by (used in) investing activities	(47,933)	83,609	33,218
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	391,165	—	—
Proceeds from issuance of common stock in connection with concurrent private placement with Nasdaq	50,000	—	—
Custodial funds due to customers, net of redemptions	(45,232)	190,811	(698,368)
Proceeds from related party convertible notes	—	24,568	75,432

Gemini Space Station, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Proceeds from related party loans	15,100	—	—
Proceeds from third party loan, net of discount	74,250	10,000	106,500
Proceeds from funding debt	392,600	—	—
Repayment of funding debt	(238,480)	—	—
Repayment of third party loans	(116,500)	—
Payment of withholding taxes on settlement of restricted stock units	(8,304)	—	—
Payment for tax withholdings related to net share settlements of equity awards	(568)	—	—
Net cash provided by (used in) financing activities	514,031	225,379	(521,436)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	247,990	200,028	(695,512)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period	646,858	446,830	1,142,342
Cash, cash equivalents, restricted cash and cash equivalents, end of period	$894,848	$646,858	$446,830

Cash, cash equivalents, restricted cash and cash equivalents consisted of the following:
Cash and cash equivalents	$252,215	$42,847	$32,769
Restricted cash and cash equivalents	115,279	28,383	30,834
Customer custodial funds	527,354	575,628	383,227
Total cash, cash equivalents, restricted cash and cash equivalents	$894,848	$646,858	$446,830

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$35,286	$21,678	$29,763

Supplemental schedule of non-cash investing and financing activities
Conversion of related party loans and related party convertible notes to common stock in connection with initial public offering	$(869,567)	$—	$—
Conversion of convertible preferred units to common stock in connection with initial public offering	534,368	—	—
Related party loans received in crypto assets	418,458	200,259	203,583
Conversion of related party loans into related party convertible notes	246,245	—	—
Repayments of related party loans denominated in crypto assets	410,549	301,723	364,225
Credit card receivables posted as collateral for funding debt	188,754	—	—
Crypto assets posted as collateral for third party loans, net	242,707	109,179	101,975
Crypto asset collateral received (returned) for derivatives, net	(14,372)	15,275	—
Repayment of third party loan interest denominated in crypto	5,417	11,086	—
Change in fair value attributable to instrument-specific credit risk	—	1,906	664
Related party convertible notes received in crypto assets	—	45,329	54,671
NFT artist commissions and cross listings paid with crypto assets	—	—	5,851
Account receivable collections denominated in crypto assets	—	8,479	4,472
See accompanying notes to the consolidated financial statements.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

1. Description of Business

Gemini Space Station, Inc., (the "Corporation", “Company”, “Gemini”, or “Space Station”) a Nevada corporation, was formed on February 4, 2025, and has a fiscal year end of December 31. Pursuant to a reorganization that occurred concurrently with the initial public offering (“IPO”) in September 2025, the Corporation is a holding company, and its principal asset is a controlling equity interest in Gemini Space Station, LLC (“GSS, LLC”), a related party. The Corporation is the sole managing member of GSS, LLC and controls all of its businesses and affairs.

The Company offers a mobile and web based crypto asset exchange platform, proprietary wallet infrastructure and custody solutions, high-performance over-the-counter trading solutions tailored to institutions and professional clients, a proprietary United States dollar-backed stablecoin, a crypto asset staking service, a credit card product that offers crypto asset rewards on customer purchases, and a regulated prediction markets platform. The Company operates in multiple jurisdictions and provides security solutions across all of its product offerings.

Certain subsidiaries are regulated by, and/or subject to oversight or indirect impact from, various state, federal and self-regulatory organizational governing bodies, including the New York State Department of Financial Services (“NYSDFS”), the Financial Industry Regulatory Authority (“FINRA”), and the Commodity Futures Trading Commission (“CFTC”)

Initial Public Offering and Concurrent Private Placement

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

In connection with the IPO, i) all shares of the Company's outstanding convertible preferred units automatically converted into 15.1 million shares of Class A common stock and 39.4 million shares of Class B common stock, ii) all of the outstanding related party convertible notes and related party term loans automatically converted into 31.1 million shares of Class B common stock, and iii) all outstanding shares of Common Units were converted into 9.8 million shares of Class A common stock and 4.6 million shares of Class B common stock. As a result, following the completion of the IPO, the Company has two classes of authorized common stock: Class A common stock and Class B common stock, which were outstanding as of December 31, 2025.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Gemini Space Station, Inc., and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual reporting. In management's opinion, the consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's financial statements for the periods presented.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The impact of these reclassifications is immaterial to the presentation of the consolidated financial statements taken as a whole and had no impact on previously reported total assets, total liabilities and net loss.

Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, the fair value of crypto assets, allowance for transaction losses, contingent liabilities, the Company's incremental borrowing rate, fair value of derivatives, fair value of convertible notes, fair value of strategic investments, fair value of stock-based awards issued prior to the IPO, fair value of stock options, fair value of compensatory warrants received or issued in connection with certain services agreements, the useful life of long-lived assets, and the recoverability of long-lived assets.

Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent that there are material differences between management's estimates and actual results, the Company’s consolidated financial statements could be materially affected. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act)”, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Under the JOBS Act emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company on the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed on annual report on Form 10-K), or it issues more than $1.0 billion in non-convertible debt securities over a three-year period.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Foreign currency transactions

The Company’s reporting currency is the U.S. Dollar. The Company is exposed to foreign currency translation gains and losses related to transactions denominated in foreign currencies and its investments in foreign subsidiaries with functional currencies other than the U.S. Dollar. The financial statements of foreign subsidiaries and the Company's assets and liabilities denominated in foreign currencies are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses, net of tax as applicable, are recorded in Other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss.

Cumulative translation adjustments are released from Other comprehensive income (loss) and recorded on the consolidated statements of operations and comprehensive loss when the Company disposes or no longer has control of a consolidated subsidiary. Realized and unrealized gains and losses on foreign currency transactions represent the remeasurement of assets and liabilities into U.S. Dollars and are included in Other income (expense), net within the consolidated statements of operations and comprehensive loss. Non-monetary assets are measured based on historical exchange rates.

Fair value measurements

The Company applies fair value measurement principles to certain assets and liabilities that are disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying a three-level hierarchy which reflects the degree to which objective prices in active markets are available. The fair value hierarchy prioritizes the use of observable inputs over unobservable inputs and requires the Company to maximize the use of observable inputs in determining fair value. The hierarchy outlines the following levels used to classify measurement:

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

•Level 2: Observable inputs other than those that meet the criteria outlined in Level 1, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be validated by observable market data for substantially the full term of the assets or liabilities.

•Level 3: Inputs that are generally unobservable and significant to the fair value measurement of the assets or liabilities typically resulting in a situation in which management would make an estimate of assumptions that market participants would use in pricing the asset or liability.

Cash and cash equivalents

The Company maintains its cash primarily as deposits at various banks. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. Funds held on behalf of customers are reported separately on the consolidated balance sheets and outlined in further detail under the Customer custodial funds and custodial funds due to customers section below.

Restricted cash and cash equivalents

The Company holds restricted cash deposits at financial institutions as part of its regulatory and operational requirements, including capital reserve requirements set forth under its Supervisory Agreement with the NYSDFS and program agreement with its credit card partner. The Company also holds restricted cash and cash equivalent

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

deposits at financial institutions as collateral associated with its banking partnerships and surety bonds. The Company considers all highly liquid investments with an original maturity of three months or less when purchased, that also fit the criteria outlined earlier in this paragraph, to be restricted cash equivalents, including money market funds. Cash and cash equivalents subject to restrictions that expire within one year is included as Restricted cash and cash equivalents on the consolidated balance sheets.

Customer custodial funds and custodial funds due to customers

Customer custodial funds represent restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. Custodial funds due to customers represent cash deposits held by customers in their fiat wallets. The Company restricts the use of the assets underlying the customer custodial funds to meet regulatory requirements and classifies such assets as current based on their purpose and availability to satisfy the Company's corresponding obligation under custodial funds due to customers.

The Company maintains restricted cash deposits at financial institutions related to the Gemini Dollar (“GUSD”). In 2018, the Company began issuing GUSD, as its sole issuer, after obtaining approval from the NYSDFS. GUSD is a cryptographic stored value token built on the Ethereum network that is pegged to the USD on a one-to-one basis. For each GUSD issued, the Company receives one corresponding U.S. Dollar (“USD”) from its customers which the Company deposits in segregated bank accounts for the benefit of GUSD holders or invests in short-term U.S. treasuries, both directly and indirectly via money market funds. Restricted cash related to GUSD is included in Customer custodial funds on the consolidated balance sheets with the related obligation included in Custodial funds due to customers.

Customer custodial funds related to GUSD were $46.6 million and $58.7 million as of December 31, 2025 and 2024, respectively. Customer custodial funds due to customers related to GUSD were $45.6 million and $58.4 million as of December 31, 2025 and 2024, respectively.

Crypto assets held

Crypto assets held by the Company are accounted for under ASC 350-60, Crypto Assets, and are measured at fair value in accordance with ASC 820, Fair Value Measurements. Crypto assets held represent assets that the Company owns and controls and are not held on behalf of customers. Such crypto assets are reflected within Crypto assets held on the consolidated balance sheets. Crypto assets pledged as collateral under certain financing arrangements are included in Crypto assets held when the Company retains effective control over such assets.

The Company uses a first-in, first-out methodology to assign cost basis to crypto assets. The fair value of each crypto asset is determined by using quoted prices sourced from the Company's exchange platform at the measurement date. Changes in fair value are reflected in Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged on the consolidated statements of operations and comprehensive loss.

The Company considers crypto assets purchased and disposed of nearly immediately to be operating activities in the consolidated statements of cash flows. Such activities include receiving crypto assets as a form of payment for Transaction revenue and Services revenue. Crypto assets received as a form of payment are generally converted to cash or used to fulfill operating expenses, including crypto rewards. All other crypto assets purchased and held prior to disposal are primarily classified as investing activities in the consolidated statements of cash flows.

Crypto assets received through forks and airdrops are initially assigned a zero cost basis, as no monetary consideration is exchanged for the crypto assets and no services are performed in connection with their receipt. A fork is a fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new crypto asset. An airdrop is when a token is distributed, free of charge, to a specified list of wallet addresses, generally as a way to promote the

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

token. The Company accounts for such assets by analogizing to applicable accounting guidance for nonreciprocal transfers of nonmonetary assets.

Receivable, crypto assets pledged

Receivable, crypto assets pledged, represent crypto assets which the Company has pledged as collateral for a loan with Galaxy Digital LLC (“Galaxy”), an unaffiliated third party (“Lender”). Under the terms of the arrangement, the Lender has the right to sell, transfer or rehypothecate the pledged assets posted as collateral. The Company does not retain control over the pledged crypto assets, including the ability to direct their use or obtain substantially all of their remaining economic benefits and, as a result, the pledged assets are derecognized and the arrangement is accounted for as a receivable, rather than as a Crypto assets held, on the consolidated balance sheets. If the notional value of crypto assets pledged falls 10% or below from the initial collateral level there will be a margin call and additional crypto will be pledged to restore the collateral balance to the initial level.

The receivable includes an embedded derivative related to changes in the fair value of the underlying crypto assets and is therefore measured at fair value. Changes in fair value are reflected in Realized and unrealized gain on crypto assets and receivables, crypto assets pledged on the consolidated statements of operations and comprehensive loss. Refer to Note 14. Third Party Loans for further details.

Accounts receivable, net

Accounts receivable are contractual rights to receive cash or crypto assets for services rendered but not yet paid for and rights to future cash payments for purchased credit card receivables. The Company disaggregates its accounts receivable portfolio into categories of receivables, referred to as portfolio segments. These segments consist of retail receivables, custodial fees receivable, staking fees receivable, credit card receivables, and other fees receivable. All portfolio segments are recognized as assets on the Company's consolidated balance sheets presented within Accounts receivable, net.

The Company evaluates accounts receivable for collectability at each reporting date and writes off receivable balances when they are outstanding for over 180 days or when the balance is otherwise deemed to be uncollectible. Losses related to receivables include both expected credit losses recognized in accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses and certain non-credit transaction losses. The provision for losses is recorded in Transaction losses on the consolidated statements of operations and comprehensive loss.

Retail receivables

Retail receivables consist of balances outstanding related to canceled or unfunded deposit transactions. Transaction losses typically arise when a customer’s ACH deposit is prefunded or advanced by the Company, allowing for immediate trading via an affiliated entity, and the related ACH deposit subsequently fails to settle on an account where no sufficient collateral is held.

ACH deposits are generally expected to settle within one to five business days. Transactions that remain unfunded beyond this customary settlement period indicate a failed or reversed payment rather than a timing difference. Accordingly, the Company evaluates potential losses on such transactions based on settlement status and the fair value of any collateral available in the customer’s account, with historical experience used to corroborate the limited recoverability of amounts remaining unfunded beyond the normal settlement window.

Retail balances that do not have sufficient collateral in their related customer accounts, and remain unfunded beyond the customary settlement period, are deemed not collectable. The Company has no expectation of transaction losses for balances where the fair value of the collateral securing the exposure is equal to or in excess of

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

the outstanding amount. In cases where the fair value of the collateral is less than the outstanding receivable balance, and it is not reasonably expected that the customer will replenish such shortfall, the Company recognizes an allowance for transaction loss for the unsecured portion of the exposure.

Custodial fees receivable and staking fees receivable

Custodial fees receivable represent the fees earned and receivable by the Company for providing a dedicated secure cold storage solution to customers. The fee is based on a contractual percentage of the daily value of assets under custody and is generally collected on a monthly basis. Such custodial fee revenue is included in Net revenue in the consolidated statements of operations and comprehensive loss.

Staking fees receivable represent the fees earned and receivable by the Company for providing customers with the ability to transfer eligible crypto assets for staking and, as a result, the opportunity to receive staking rewards from the associated blockchain network. In exchange for performing this service, the Company earns a fee that is calculated based on a portion of the staking rewards earned by the customer. Such staking fee revenue is included in Net revenue in the consolidated statements of operations and comprehensive loss.

Certain custodial fees and staking fees receivable included in Accounts receivable, net are denominated in crypto assets. The measurement and related risks associated with crypto-denominated receivables are described further in the Derivatives section below.

In evaluating custodial fees receivable, the Company considers the nature of the receivable, historical experience, and the fair value of any collateral held in the customer’s account. Custodial fee receivables are generally collateralized by the balances within the customers' accounts, which the Company has the ability to access to satisfy amounts due. When the fair value of collateral equals or exceeds the outstanding amounts, no transaction loss is recognized. In the event the fair value of available collateral is less than the outstanding receivable balance and the shortfall is not expected to be replenished, the Company records an allowance for transaction losses equal to the unsecured portion of the exposure. In certain arrangements where custodial fees are invoiced in fiat currency, the related receivables are evaluated for collectibility in accordance with the Company’s credit loss policies.

Staking fees receivable primarily arise from timing differences between when rewards are earned based on protocol activity and when such rewards are credited on-chain and therefore generally do not involve customer credit risk. In limited cases where the Company invoices institutional customers in fiat currency for staking services, the resulting receivables represent contractual payment obligations and are assessed for collectibility consistent with the Company’s credit loss policies.

Credit card receivables

In partnership with a credit card issuing bank (the “Issuing Bank”), the Company offers a credit card product (the “Gemini Credit Card”) to customers. The Issuing Bank originates credit card loans, and the Company purchases all fee and interest bearing consumer receivables related to the Gemini Credit Card. The Company has a contractual commitment to purchase all credit card receivables originated from the Issuing Bank. As the owner of the receivables, the Company records Gemini Credit Card receivables net of an allowance for expected credit losses in Accounts receivable, net on the consolidated balance sheets.

The allowance for expected credit losses is estimated in accordance with ASC 326 and reflects management’s estimate of lifetime expected losses based on historical loss experience, delinquency and aging trends, and other relevant portfolio-level factors. The Company uses a roll-rate methodology, which applies historical delinquency migration and loss patterns to the outstanding receivable balance, to estimate expected losses. The provision for expected credit losses related to credit card receivables is recorded within Transaction losses in the consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

The Company has the unconditional right to cancel any unfunded commitments and as such the Company did not record a liability in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 460, Guarantees.

Other fees receivable

The Company additionally has various other receivables with individually immaterial balances which have been assessed for loss based on the nature of the receivable. The Company considers historical loss experience, the aging of its receivable balance, and the fair value of any collateral held when determining the need for an expected loss allowance for transaction losses on other receivable accounts.

Credit card receivables pledged, net

Credit card receivables pledged represent credit card receivables which the Company has pledged as collateral for a warehouse credit facility with an unaffiliated third party. These pledged receivables remain subject to the Company’s allowance for expected credit losses under ASC 326 and are assessed for credit losses on the same basis as unpledged credit card receivables. Refer to Note 15. Funding Debt for further details.

Prefunded clearing advance

The Company maintains prefunded clearing balances with third-party clearing organizations to facilitate real-time settlement of prediction market trades. These balances represent short-term clearing advances and are classified within Prepaid expenses and other current assets on the consolidated balance sheets, as they are expected to be utilized or recovered in the ordinary course of operations. The prefunded clearing balances are not customer funds and do not represent cash or restricted cash of the Company. The Company is exposed to counterparty credit risk with respect to these balances; however, management believes such risk is limited based on the regulated status of the clearing organizations and the Company’s ongoing monitoring of such counterparties.

Cash collateral pledged

In connection with the Company's Repurchase Agreement with New York Digital Investment Group Funding LLC (“NYDIG” ), the Company may be required to post cash collateral to satisfy margin maintenance requirements. Cash posted as collateral remains an asset of the Company and is presented within Prepaid expenses and other current assets on the consolidated balance sheets. The use of such cash collateral by the counterparty is contractually restricted and limited to enforcement or settlement rights under the applicable agreement. Such amounts are recoverable in accordance with the margin and settlement provisions of the applicable agreement.

Stablecoin

Certain stablecoins are accounted for as financial assets and are included in Prepaid expense and other current assets on the consolidated balance sheets. These stablecoins are designed to maintain a stable value relative to fiat currency and are contractually redeemable for cash on demand from the issuer. The Company holds these stablecoins primarily for operational and settlement purposes and expects to convert or utilize them within one year.

Concentration of credit risk

Certain financial instruments, primarily consisting of cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, and accounts receivable, may subject the Company to concentrations of credit risk. The Company generally maintains cash balances in excess of federally insured limits.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, respectively, the Company had no customers that accounted for more than 10% of the Company’s Accounts receivable, net.

In addition, during the years ended December 31, 2025 and 2024 and 2023, no customer accounted for more than 10% of Total revenue.

Software, property and equipment, net

Software, property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the lesser of the estimated useful life of the asset or the remaining lease term. The estimated useful lives of the Company’s software, property and equipment are reassessed on an ongoing basis and are generally as follows:

Software, property and equipment	Useful life
Software	Three years
Leasehold improvements	Lesser of useful life or remaining lease term
Computer equipment	Three years
Furniture and fixtures	Seven years

Internally developed software consists of costs incurred during the application development stage of internal-use software or implementation of a hosting arrangement that is a service contract. Capitalized costs consist of salaries and compensation costs for employees, fees paid to third party consultants who are directly involved in development efforts, and costs incurred for upgrades and enhancements to add functionality of the software. Other costs that do not meet the capitalization criteria are expensed as incurred.

Intangible assets, net

Intangible assets consist of identifiable intangible assets, including patents, developed technology, and assembled workforce, resulting from asset acquisitions. Finite-lived intangible assets are recorded at fair value, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives.

Intangible Assets	Useful life
Patents	Fifteen years
Developed technology	Five years
Assembled workforce	Five years
Customer relationships	Five years

Leases

The Company, as lessee, has entered into long-term lease agreements for office space. At contract inception, the Company determines that an arrangement contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For contracts that contain a lease, the Company recognizes a right-of-use asset and a lease liability on its consolidated balance sheets, where the current and non-current portion of the lease liability is presented in other current liabilities and lease liabilities, respectively.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. The Company's right-of-use assets also include prepaid lease payments and are net of any lease incentives.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

The Company has elected to apply the practical expedient permitted for purposes of measuring and recognizing short-term leases. As a result, leases with an initial term of 12 months or less are not recorded on the Company's consolidated balance sheets, and the associated lease expense is recognized on a straight-line basis over the lease term. The Company has also elected to not separate lease and non-lease components and accounts for its lease agreements as a single lease component for all asset classes.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including software, property, equipment, intangible assets, and lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated from the use and eventual disposition of the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value.

Investments

The Company holds available-for-sale securities, consisting of corporate bonds and equity securities. The Company classifies and accounts for these securities as available-for-sale and carries the investments at fair value. These securities are included in Prepaid expenses and other current assets on the consolidated balance sheets based on their expected liquidity and use in the ordinary course of business.

The Company, via its wholly owned subsidiary Gemini Frontier Fund, LLC (“Frontier Fund”), also holds strategic investments where the Company (1) holds less than 20% ownership in the investee, and (2) does not exercise significant influence over the investee. The Company accounts for these investments under the measurement alternative method whereby they are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These investments are included in Other non-current assets on the consolidated balance sheets.

Additionally, Frontier Fund holds multiple investments in early stage crypto asset projects. Certain of these investments are in tokens that are restricted or digitally locked via the underlying protocol, which limits the Company's ability to sell such tokens until a predetermined time.

The Company evaluates each investment to determine the appropriate accounting classification based on the nature of the investment and the applicable accounting guidance. Investments are classified as (i) crypto assets that meet the definition of Accounting Standards Update 2023-08 (“ASU 2023-08”), (ii) strategic investments accounted for under the measurement alternative or (iii) other intangible assets subject to cost less impairment treatment, when the investment does not meet the definition of a crypto asset or a financial instrument.

Warrants

The Company holds warrants from Empery Digital Inc. (“Empery”), formerly known as, Volcon, Inc., received as consideration for providing general asset management services and crypto asset custody services. The warrants give the Company the right to purchase up to 0.9 million shares of Empery's common stock at an exercise price equal to $10.00 per share. The warrants are subject to market-based vesting conditions tied to Empery’s stock price performance. The warrants vest and become exercisable in 20% increments upon Empery’s common stock achieving specified volume-weighted average prices, beginning at $10.00 per share and increasing in $5.00 increments up to $30.00 per share. Non-cash consideration in the form of warrants is measured at fair value on the grant date using a Monte Carlo simulation model, incorporating both observable inputs, such as stock price, exercise

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

price, expected term, risk-free rate, dividend yield, equity volatility, and unobservable inputs, including the probability of achieving stock-price vesting conditions. Revenue related to these warrants is recognized over the estimated period that the related advisory and custodial services are provided, which is determined to be approximately one year, measured at the grant date fair value, and is recognized as advisory fee revenue (see Note 3. Revenue) included in Net revenue on the consolidated statements of operations and comprehensive loss. The portion of non-cash consideration received in advance of satisfying the related performance obligation is included in Other current liabilities on the consolidated balance sheets.

The vested warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and are recorded as derivative assets at fair value based on the grant date fair value of the vested portion and are included Other non-current assets on the consolidated balance sheets. Subsequent changes in fair value are recognized in Other income (expense), net on the consolidated statements of operations and comprehensive loss. A warrant receivable, representing the unvested portion of the warrants, is included in Other non-current assets on the consolidated balance sheets. As of December 31, 2025, 40% of the warrants' vesting conditions have been met.

Cash flows from revenue related to warrants are recognized as adjustments to reconcile Net loss to Net cash used in operating activities in the consolidated statements of cash flows.

Derivatives

Embedded derivatives

Certain custodial fees and staking fees receivable included in Accounts receivable, net are denominated in crypto assets. These receivables are hybrid instruments consisting of receivable host contracts containing embedded derivatives driven by changes in fair value of the underlying crypto assets. The receivable host contracts are initially recorded at fair value at the time customers are charged based on the fair value of the underlying crypto assets at that time. The embedded derivatives are subsequently carried at fair value, with changes in fair value recognized in Other income (expense), net on the consolidated statements of operations and comprehensive loss. The receivable host contracts and embedded derivatives are included in Accounts receivable, net on the consolidated balance sheets. Cash flows related to the embedded derivatives are reflected as adjustments to reconcile Net loss to Net cash used in operating activities in the consolidated statements of cash flows.

The Company's related party loans may be denominated in bitcoin and ether. As such, these hybrid instruments consist of liability host contracts containing embedded derivatives driven by changes in the fair value of the underlying bitcoin and ether. The liability host contracts are initially recorded at fair value at loan inception based on the fair value of the underlying bitcoin and ether at that time and are subsequently carried at amortized cost. The embedded derivatives are carried at fair value, with changes in fair value recognized in Realized and unrealized gain (loss) on related party crypto loans on the consolidated statements of operations and comprehensive loss. The liability host contracts and embedded derivatives are included in Related party loans on the consolidated balance sheets. Cash flows related to the embedded derivatives are reflected as adjustments to reconcile Net loss to Net cash used in operating activities in the consolidated statements of cash flows.

Derivative options

During the years ended December 31, 2025 and 2024 the Company, via its wholly-owned subsidiary Gemini Voyager Pte. Ltd. (“Voyager”), operated a line of business acting as a principal over-the-counter (“OTC”) broker specializing in digital asset derivatives. Voyager engages in bilateral transactions primarily involving vanilla options on bitcoin and ether. All contracts are negotiated bilaterally with counterparties and settled in fiat or digital assets. To manage market risk associated with OTC option transactions, the Company typically enters into corresponding offsetting options on third party exchanges.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Derivative assets and liabilities are recorded at fair value using quoted prices in active markets. Derivative assets are included in Prepaid expenses and other current assets, and derivative liabilities are included in Other current liabilities on the consolidated balance sheets at fair value. Subsequent changes in fair value are recognized in Other income (expense), net on the consolidated statements of operations and comprehensive loss. Cash flows from derivative future contracts are reflected as adjustments to reconcile Net loss to Net cash used in operating activities in the consolidated statements of cash flows. The Company does not apply hedge accounting to these instruments and as such no offsetting is applied.

Crypto collateral related to derivative options

The Company requires customers to pledge crypto collateral on short option transactions to serve as security for potential losses that may exceed the customer's initial investment. For certain arrangements, the Company has the right to use, sell, or otherwise control the crypto collateral under the applicable agreements and as such this pledged crypto collateral is recognized on the Company's consolidated balance sheets. When the pledged crypto collateral is actively deployed by the Company, it is recorded within Crypto assets held on the consolidated balance sheets. The Company has an obligation to return the pledged crypto collateral received upon expiration of the derivative contract. This obligation is accounted for within Other current liabilities on the consolidated balance sheets.

During the year ended December 31, 2025, the Company commenced using pledged crypto collateral in accordance with its rehypothecation rights and, as a result, classified such collateral within Crypto assets held. In the prior year, although the Company had the contractual right to use the pledged crypto collateral, it did not actively deploy such collateral and therefore classified the related amounts within Prepaid expenses and other current assets. This change in presentation did not impact total current assets, total assets, or net loss in any period presented.

For customer arrangements in which the Company does not have the right to use, sell, or otherwise control pledged, such crypto collateral is not recorded on the Company's consolidated balance sheets. The pledged crypto collateral remains the property of the customer and is held solely as security for the customer’s obligations. In the event that a customers losses exceed their initial investment, the Company may apply the pledged crypto collateral to satisfy the customer's obligations in accordance with the applicable agreements.

The Company is also required to pledge crypto assets as collateral to third party derivative exchanges in connection with short option transactions. Because the Company retains control of the pledged crypto assets under the applicable agreements, the collateral does not meet the derecognition criteria and continues to be recorded within Crypto assets held on the consolidated balance sheets.

Derivative futures

The Company enters into bitcoin and ether derivative future contracts for trading purposes. The contracts are executed through third party exchanges and are recorded at fair value using quoted prices in active markets. Derivative assets and derivative liabilities are presented on a gross basis and are not offset on the consolidated balance sheets. Derivative assets are included in Prepaid expenses and other current assets, and derivative liabilities are included in Other current liabilities on the consolidated balance sheets, each measured at fair value. Subsequent changes in fair value are recognized in Other income (expense), net on the consolidated statements of operations and comprehensive loss. Cash flows from derivative future contracts are reflected as adjustments to reconcile Net loss to Net cash used in operating activities in the consolidated statements of cash flows. The Company does not apply hedge accounting to these instruments and as such no offsetting is applied.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Related party loans and convertible notes
Related party crypto asset loans

The Company entered into crypto lending agreements with Winklevoss Capital Fund, LLC (“WCF”), a related party through common ownership, during the years ended December 31, 2025 and 2024. In addition, crypto lending agreements entered into with WCF in 2022 and 2023 remained outstanding as of December 31, 2025 and 2024. The principal balances of the crypto asset loans are denominated in bitcoin and ether and are fixed at the inception of each loan.

The terms of the Company’s crypto asset lending agreements specify the permitted uses of the borrowed crypto assets and the Company retains control within the scope of the agreements to transfer and pledge certain borrowed crypto assets as collateral to access operational liquidity with third parties, including holding such assets in satisfaction of regulatory capital reserve requirements. Accordingly, the borrowed bitcoin and ether held as of December 31, 2025 and 2024 is included in Crypto assets held on the consolidated balance sheets. The related obligations under these arrangements are reflected within Related party loans on the consolidated balance sheets. See Note 13. Related Party Loans and Convertible Notes for further details.

Related party term loans

The Company also entered into term loan agreements with WCF during the years ended December 31, 2025 and 2024. The principal balances of the term loans were denominated in USD and could be funded in cash, bitcoin and ether, with principal amounts fixed at the inception of each loan. The terms of the Company’s term loan lending agreements specified that the borrowed crypto assets could be used for general business purposes of the Company and its wholly owned subsidiaries.

In 2025, the Company entered into a term loan agreement with WCF that included a conversion feature, and during the same period, the Company amended its 2024 term loan agreement with WCF to add a comparable conversion feature. As permitted under ASC Topic 825, Financial Instruments (“ASC 825”), the Company elected to account for these convertible term loans, which met the required criteria, at fair value at inception. Subsequent changes in fair value were recorded as Change in fair value on related party loans on the consolidated statements of operations and comprehensive loss. The portion of total changes in fair value of the notes attributable to changes in instrument-specific credit risk were determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and were presented as a component of other comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive loss.

The related party term loans are included in Related party loans on the consolidated balance sheets. In connection with the Company's IPO, all outstanding related party term loans converted into shares of the Company's Class B common stock and are no longer outstanding. See Note 13. Related Party Loans and Convertible Notes for additional details.

Related party convertible notes

The Company entered into convertible note agreements with WCF in 2023 and 2024 that remained outstanding as of December 31, 2024. As permitted under ASC 825, the Company elected to account for its convertible notes, which met the required criteria, at fair value at inception. Convertible notes are included in Related party convertible notes on the consolidated balance sheets. Subsequent changes in fair value were recorded as Change in fair value on related party convertible notes on the consolidated statements of operations and comprehensive loss. The portion of total changes in fair value of the notes attributable to changes in instrument-specific credit risk were determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and were presented as a component of other comprehensive income

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

(loss) in the accompanying consolidated statements of operations and comprehensive loss. As a result of electing the fair value option, direct costs and fees related to the convertible notes were expensed as incurred. See Note 13. Related Party Loans and Convertible Notes for additional details.

Upon completion of the IPO in September 2025, all of the Company's outstanding related party convertible notes and related party convertible term loans (as described above) automatically converted into 31.1 million shares of Class B common stock.

Third party loans

The Company enters into financing arrangements with third party counterparties in the ordinary course of business, including loan agreements and sale and repurchase transactions that may be secured by the Company’s crypto assets or other collateral.

The Company evaluates such arrangements to determine whether they represent a sale of crypto assets or a secured borrowing. When the Company retains effective control over the underlying crypto assets, including the risks and rewards of ownership and the obligation to repurchase the assets at a determinable price, the transaction is accounted for as a secured borrowing rather than a sale. In such cases, the crypto assets pledged as collateral remain recorded within Crypto assets held, and the related obligation is recorded as a liability within Third party loans on the consolidated balance sheets.

When the Company does not retain effective control over transferred crypto assets, the transfer is accounted for as a sale and the crypto assets are derecognized, as further described in “Receivable, crypto assets pledged”.

Third party loans are initially recognized at their principal amount, net of issuance costs or discounts when applicable, and are subsequently measured at amortized cost. The Company does not elect the fair value option for these instruments. Interest expense, including the amortization of issuance costs and discounts, is recognized in Interest expense on third party loans in the consolidated statements of operations and comprehensive loss.

Third party loans that are payable on demand or contractually due within one year are classified as current liabilities on the consolidated balance sheets. See Note 14. Third Party Loans for additional details.

Funding debt

The Company enters into funding arrangements with third party counterparties, including revolving credit facilities, to finance specific business activities. Such arrangements are classified as Funding debt on the consolidated balance sheets. Funding debt is recognized as a liability at the amount of proceeds received upon drawdown, net of deferred financing costs when applicable, and is subsequently measured at amortized cost. Deferred financing costs related to revolving credit arrangements are recorded as assets and amortized over the term of the arrangement.

Funding debt may include variable or contingent interest rate features. The Company evaluates such features in accordance with ASC 815 and has determined that these features do not require bifurcation as embedded derivatives.

Interest expense is recognized in Interest expense on funding debt in the consolidated statements of operations and comprehensive loss.

Funding debt that is payable on demand, subject to acceleration, or contractually due within one year is classified as a current liability on the consolidated balance sheets. See Note 15. Funding Debt for additional details.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Revenue recognition

See Note 3. Revenue, for information on the Company’s accounting policies for revenue recognition.

Transaction processing

Transaction processing expense includes costs incurred to operate, secure and monitor the Company’s exchange platform, wallet services, staking services and other business lines. These costs include account payment processing fees, blockchain transaction and mining fees, rewards paid or credited to customers in connection with staking arrangements, and fees paid to other financial institutions for customer transaction activity.

Transaction losses

Transaction losses are expenses related to canceled or unfunded deposit transactions from retail customers, current expected losses related to credit card receivables and any other miscellaneous operational losses. Refer to the description of transaction losses in the Accounts receivable, net section above for further details.

Technology expense

Technology expense includes costs incurred to operate and maintain the Company’s exchange platform, technology infrastructure, and other technology-enabled business lines. These costs include amortization of intangible assets, software licenses, cloud computing and data hosting costs, cybersecurity and equipment costs necessary to operate and maintain the Company's exchange platform and other business lines.

Sales and marketing

Sales and marketing expense includes costs incurred to promote the Company’s brand, products, and services and to acquire, retain, and engage customers. These costs include advertising and promotional expenses, credit card rewards and customer incentive programs, sponsorships and partnerships, marketing campaigns, and other sales and marketing–related costs. Advertising costs are expensed as incurred.

During the years ended December 31, 2025, 2024, and 2023 advertising expense was $45.8 million, $9.9 million, and $3.4 million, respectively.

Other income (expense), net

Other income (expense), net primarily reflects market-driven valuation changes, including foreign currency translation gains and losses, gains and losses on derivatives, including changes in fair value of embedded derivatives. Other income (expense), net also includes changes in the fair value of strategic investments and warrants, gain on conversion of convertible notes and term loans, operating-related transactions such as sublease income and realized gains and losses related to customer liability settlement and accrued expenses. In addition, Other income (expense), net includes realized gains related to settlement matters as disclosed in Note 22. Commitments and Contingencies.

Stock-based compensation

Stock plans

Following the IPO, the Company maintains two equity incentive plans: the Gemini Space Station, Inc. 2025 Omnibus Incentive Plan (the “Equity Plan”) and the Gemini Space Station, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”).

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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

Phantom Unit awards and certain Incentive Unit (“Service-Based Incentive Unit”) awards vested solely according to service-based conditions. The service-based vesting condition was typically met over a four-year period, with 25% vesting on the first anniversary of the vesting commencement date and 75% vesting in consecutive monthly installments over the remaining three-year period. As the awards vested solely on service-based vesting conditions, the Company had elected to recognize expense using the straight-line method over the entire requisite service period of each individual grant.

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

Certain awards granted in 2020, for up to 1,300,000 Incentive Units, (the “Performance-Based Incentive Units”) vested on the basis of achieving certain performance metrics relating to the gross monthly merchandise volume (“GMV”) of Nifty Gateway, LLC, a consolidated subsidiary, over a specified period, in addition to continuous service throughout such period. For these awards, recognition was performed using the accelerated attribution method, such that each individual vesting tranche was recognized over the requisite service period for that specific tranche. Recognition of expense for performance-based awards occurred to the extent the performance conditions were probable of being met, or had been met, as of each reporting date.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

In January 2022, the Company entered into two asset acquisitions for which the Company granted sellers common stock units (“Service-Based Common Units”) which vested solely according to service-based conditions for key employees. The number of Service-Based Common Units issued to sellers was based on the continued employment of certain key employees. The service-based vesting condition was met over a two year service period with 50% vesting on the first anniversary of the grant date and the remaining vesting at the end of the service period. The Company had elected to recognize expense using the straight-line method over the entire requisite service period of the grant.

Upon completion of the IPO in September 2025, all outstanding shares of Common Units were converted into 9.8 million shares of Class A common stock and 4.6 million shares of Class B common stock.

The Company has elected to account for the effects of all stock-based compensation forfeitures of awards at the time the forfeitures occur.

Stock-based compensation expense relating to Incentive Units, Service-Based Common Units, Phantom Units, stock options, RSUs and RSAs is included in Salaries and compensation on the consolidated statements of operations and comprehensive loss. Bonus expense relating to Original Phantom Units is included in Salaries and compensation on the consolidated statements of operations and comprehensive loss. Refer to the Note 18. Stock-Based Compensation for further details.

Income taxes

Prior to the IPO, the Company was a limited liability company treated as a partnership for U.S. federal and state income tax purposes. Accordingly, taxable income or loss was passed through to the Company’s members. As such, no recognition of income taxes for the Company has been provided for in the accompanying consolidated financial statements prior to the IPO, with an exception for certain U.S. domestic corporations and certain foreign operations, as discussed below. Uncertain tax positions, if any, taken by the members are not uncertain positions of the Company.

The Company has wholly owned U.S. subsidiaries, including Gemini Intergalactic, LLC (“Intergalactic”) and others, that made elections to be treated as associations taxable as corporations for U.S. income tax purposes. Intergalactic, similar corporations, and certain wholly owned controlled foreign corporations (“CFCs”) owned by Intergalactic, follow the guidance of FASB ASC Topic 740, Income Taxes (“ASC 740”) for income tax purposes. In addition, any other U.S. C Corporations held by the Company also follow the same ASC 740 guidance (collectively, “Income Taxed Affiliates”). Prior to the IPO, the respective Income Taxed Affiliates record standalone tax provisions for the anticipated tax consequences of the reported results of operations.

Subsequent to the IPO, the Company is a corporation for U.S. federal and state income tax purposes. Accordingly, recognition of income taxes for the Company has been provided for in the accompanying consolidated financial statements for activity subsequent to the IPO.

The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when management estimates that it is more likely than not that deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in future periods.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Net loss per share

The Company computes net loss per share using the two-class method required for participating securities and multiple classes of common stock. The two-class method requires income available to common stockholders for the period to be allocated between shares of common stock and participating securities based upon their respective rights to receive distributions as if all income for the period had been distributed. Prior to the IPO, the Company’s convertible preferred units and vested Incentive Units were deemed participating securities. Subsequent to the IPO, the Company has not issued any instruments that are deemed participating securities.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of certain service-based stock-based awards granted in certain acquisitions, conversion of the convertible preferred units, and conversion of the convertible notes prior to the IPO and stock-based awards granted in connection with and subsequent to the IPO.

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

Market risk factors

The Company is subject to the market risk factors listed below.

Crypto Assets Under Custody

The Company holds crypto assets under custody in a fiduciary or agency capacity for its customers. These are assets that the Company holds directly or indirectly on behalf of customers under a safekeeping or custody arrangement and are beneficially owned by the Company’s customers. In accordance with U.S. GAAP, these assets and liabilities are not included on the Company’s consolidated balance sheets.

Under the Company’s standard user agreement with customers, customers may deposit crypto assets that are transferred into the custody of the Company and held in one or more Gemini pooled digital wallets controlled and secured by the Company. Customers have a beneficial ownership interest in the crypto assets that are allocated to them on Gemini’s ledger. Crypto asset balances held in the customer deposit accounts are restricted from general use of the Company.

The Company engages Nakamoto, Ltd., an affiliated captive insurer, along with another carrier, to provide $25.0 million in crime insurance coverage for crypto assets held in Gemini's hot wallet, and various third party insurance carriers to provide $100.0 million in insurance specie coverage for crypto assets held in cold storage for the years ended December 31, 2025 and 2024, respectively. The hot wallet insurance coverage protects, subject to policy terms, against theft from a security breach, a fraudulent transfer, or employee theft. Should any losses not be covered by insurance, the Company may be required to use our own crypto assets held in reserve, or to acquire additional crypto assets, in order to make customers whole in the event of a loss of assets on the platform.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities, including crypto assets. Liquidity could be impaired by an inability to access adequate

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

sources of financing, access to crypto assets to cover customer obligations and by the inability to generate sufficient cash flow from operations. In the event the Company requires additional liquidity, there can be no guarantee the Company will be able to obtain such financing on reasonable terms or at all.

Based on the terms of the Company's user agreement, the structure of its crypto offerings, and applicable law, and after consultation with internal and external legal counsel, the Company believes that the cryptocurrency it holds in custody for users should be considered their property. Consequently, these assets should not be available to satisfy claims from the Company's general creditors in the unlikely event of bankruptcy. While the Company remains well-capitalized, users' concerns about the security of crypto assets in a platform bankruptcy may impact their willingness to hold cryptocurrencies in custodial accounts or their general interest in trading cryptocurrencies.

Bank Counterparty Risk

The Company's fiat banking relationships are concentrated in a limited number of financial institutions. Closure of any of these institutions could adversely impact the Company's business, operating results, and financial condition. The Company works with multiple banking partners to mitigate this risk but in the event of a banking counterparty's failure, the Company could experience interrupted service or financial loss.

Crypto Assets Risks

The Company’s operations are concentrated in relatively few crypto assets, primarily bitcoin and ether, and the Company is subject to related market, regulatory, and other risks. The vast majority of the Company’s revenues are earned from transaction fees on the trading of crypto assets. Investing in crypto assets is highly speculative and volatile. The price of crypto assets may be affected by global supply and demand, competition from other forms of cryptocurrency, or other independent factors. The process by which crypto asset transactions are settled is dependent on peer-to-peer networks and is subject to operational and market risk with regard to previously unknown technical vulnerabilities. Additionally, the volatility in crypto asset prices and limited history could influence the valuation of the Company’s and its customers’ crypto assets, potentially resulting in loss of value.

Crypto assets are controllable only by the possessor of a unique private cryptographic key controlling the address in which the crypto asset is held. The theft, loss or destruction of a private key required to access a crypto asset is irreversible, and such private keys would not be capable of being restored by the Company. The loss of private keys relating to digital wallets used to store crypto assets could result in the loss of the crypto assets and the Company and its customers could incur substantial, or even total, loss of capital. The Company must adapt to technological change in order to secure and safeguard client accounts. While the Company believes it has developed an appropriate proprietary security system reasonably designed to safeguard crypto assets from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based upon known technology and threats.

Equity Investment Risks

The Company holds strategic investments in privately held companies in the form of equity investments without readily determinable fair values in which it does not have a controlling interest or significant influence. The strategic investments are subject to a variety of market-related risks that could substantially reduce or increase the carrying value of the portfolio. The Company records changes to the fair value of these strategic investments in Other income (expense), net on the consolidated statements of operations and comprehensive loss. The strategic investments are evaluated regularly for impairment. If indicators of impairment exist and the estimated fair value of an investment is below the carrying value, the investment is written down to fair value and the impairment is recorded in Other income (expense), net on the consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Market Risk of Warrants

The Company holds warrants in a publicly held company. The warrants are measured and recorded at fair value, and may be subject to a variety of market-related volatility that could impact the value of the assets. The Company records changes to the fair value of these warrants in Other income (expense), net on the consolidated statements of operations and comprehensive loss.

Market Risk of Derivatives

The Company has exposure to derivatives measured and recorded at fair value. Market risk on derivatives is the exposure created by potential fluctuations in market prices and other factors and is a function of the type of derivative product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. The Company’s Chief Executive Officer, President, Chief Financial Officer and Chief Operating Officer collectively function as the CODM and review operating results and financial performance on a consolidated basis. While the Company generates revenue from multiple products and customer types, management does not review discrete financial information by product or customer, and no measures of profitability at that level are prepared or used in resource allocation decisions. As a result, discrete segment financial information is not available for individual products or customer groups. Accordingly, the Company has determined that it operates as a single operating segment and a single reportable segment.

The primary measure of profit or loss regularly reviewed by the CODM is consolidated net income (loss), which is used to make key operating decisions, allocate resources, and evaluate overall financial performance. In addition, the CODM regularly reviews total segment expenses and total segment assets on a consolidated basis. These measures are consistent with those presented in the Company’s consolidated statements of operations and comprehensive loss and consolidated balance sheets, respectively.

Recent accounting pronouncements
Recently adopted accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-08 (“ASU 2023-08”), Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which provides an update to existing crypto asset guidance and permits an entity to measure crypto assets at fair value. In addition, this guidance also outlines enhanced fair value footnote disclosures required once it is adopted. As of January 1, 2023, the Company has adopted ASU 2023-08 and reflects crypto assets held at fair value on the financial statements and includes the required expanded disclosures in Note 7. Crypto Assets Held. The Company’s adoption of this guidance also resulted in a $149.4 million decrease in Accumulated deficit on the consolidated statements of changes in convertible preferred units and stockholder's equity, as a result of the cumulative-effect adjustment upon adoption for the year ended December 31, 2023.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that entities disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 19. Income Taxes for additional information.

Accounting pronouncements pending adoption

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

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The new guidance permits entities to apply a practical expedient to estimate expected credit losses on accounts receivable and contract assets, which may reduce the complexity of applying forward-looking information in certain circumstances. The new standard is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 eliminates the old project-stage model for capitalizing internal-use software costs and instead requires capitalization only when management has authorized and committed funding and it is probable the project will be completed and used for its intended purpose. Costs are expensed when significant development uncertainty exists. The new standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company anticipates using a prospective transition approach and is currently evaluating the impact of adopting the standard.

In September 2025, the FASB issued Accounting Standards Update No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 refines the scope of derivative accounting under Derivatives and Hedging (Topic 815) by narrowing when contracts with features based on a party’s operations or activities qualify as derivatives, and clarifies that share-based noncash consideration from a customer in a revenue contract is accounted under Revenue from Contracts with Customers (Topic 606) rather than as a derivative. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

3. Revenue

Revenue recognition

The Company determines revenue recognition from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) through the following steps:

•identification of the contract, or contracts, with the customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

•recognition of the revenue when, or as, the Company satisfies the performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of revenue generated by the Company is through transaction fees charged on the Company's exchange platform.

The following table presents revenue of the Company disaggregated by revenue source and ASC 606 applicability (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net revenue
Transaction revenue
Exchange	$93,426	$95,827	$56,364
OTC	4,013	2,370	1,531
Other transaction revenue	581	879	2,617
Total transaction revenue	98,020	99,076	60,512
Services revenue
Credit card revenue	33,120	11,632	5,808
Staking revenue	16,774	11,480	823
Custodial fee revenue	8,739	7,004	4,104
Advisory fee revenue	4,808	—	—
Other services revenue	1,198	—	—
Total services revenue	64,639	30,116	10,735
Total net revenue from contracts with customers	162,659	129,192	71,247
Other revenue
Other	375	293	322
Total other revenue	375	293	322

Revenue not from contracts with customers(1)
Interest income	11,434	11,672	25,066
Corporate interest	5,104	1,008	1,502
Total revenue not from contracts with customers	16,538	12,680	26,568
Total revenue	$179,572	$142,165	$98,137
__________________
(1) Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606. Interest income is included within Net revenue and corporate interest is included within Other revenue, respectively, on the consolidated statements of operations and comprehensive loss.

Transaction revenue

Transaction revenue represents transaction fees earned from retail and institutional customers, including wealth and asset managers, public and private companies, and other entities designated as investment vehicles.

The Company's performance obligation is to provide a crypto asset matching service that enables customers to buy, sell, or trade crypto assets on the Company's platform. This performance obligation is satisfied at a point in time, when a transaction is executed and processed, at which time the Company recognizes revenues.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Contracts with customers are generally open-ended and cancellable by either party without penalty prior to execution. Accordingly, contracts are defined at the transaction level and do not extend beyond the service already provided.

Transaction fees are generally calculated as a percentage of the transaction value and vary based on factors, such as transaction size and the customer's trading volume processed over the previous thirty-day period. The Company has concluded that its volume-based pricing approach does not constitute a future material right as the discount is within a range typically offered to a group of customers with similar volume. Certain instant orders also incur a convenience fee, which is calculated at a rate around 100 basis points above the prevailing market price. In certain instances, the transaction fee can be collected in crypto assets, primarily bitcoin and ether, with revenue measured based on the fair value of the underlying crypto assets at the time the transaction is executed, which represents the point of contract inception.

Transaction revenue also includes commission-based revenue earned from over-the-counter (“OTC”) trading services. Through its OTC trading desk the Company facilitates crypto asset transactions for certain institutions and high-net worth individuals who wish to trade outside of the exchange. Revenue from OTC transactions is recognized at the time the trade is executed, based on the agreed-upon commission.

Other transaction revenue primarily includes revenue earned from customer's using the Company's legacy Nifty Gateway platform. The Company’s service as it relates to Nifty Gateway consisted of a single performance obligation to provide a non-fungible token (“NFT”) matching service when customers bought or sold NFTs on the platform. The Company generally earned fees equal to approximately 20% of the proceeds from primary market NFT sales and approximately 5% of the proceeds from secondary market NFT sales. Revenue from Nifty Gateway was not material for the year ended December 31, 2025. In January 2026, the Company discontinued the Nifty Gateway marketplace and does not expect to generate revenue from this activity in future periods.

In recording Transaction revenue, the Company evaluates whether it is the principal or the agent in transactions between customers and, based on that determination, evaluates whether the presentation of revenue should be on a gross or net basis. This evaluation is based on whether the Company controls the crypto or NFT assets before they are transferred to customers (gross) or whether the Company acts as an agent by providing a matching service for customers on the platform to provide the crypto or NFT assets to other customers (net). The Company does not control the crypto or NFT asset before it is transferred to the buyer, does not have inventory risk related to the crypto or NFT asset, and is not responsible for the fulfillment of the crypto or NFT asset. The Company also does not set the price for the crypto asset as the price is established by market rates. As a result, the Company acts as an agent in facilitating its customers’ ability to purchase crypto or NFT assets from another customer and revenue for the fees earned on a net basis.

Credit card revenue

The Company offers a credit card product that provides customers with access to an electronic form of payment through a multi-rail payment network supported by Mastercard. Crypto asset rewards are issued to customers after each credit card purchase is executed.

The Gemini Credit Card program generates interest, fees and interchange income related to credit card activity. The Company earns interest and fees for all credit card receivables that it purchases from the Issuing Bank and holds on its consolidated balance sheets. In addition, the Company earns interchange revenue for each credit card transaction, net of revenue-sharing agreements with the Issuing Bank.

The Company has evaluated the credit card arrangement in accordance with ASC 606, and determined that it acts as an agent on behalf of the Issuing Bank with respect to credit card transaction processing. Accordingly, the Company recognizes net credit card revenue, reflecting its share of interest, fees, and interchange revenue net of

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

amounts remitted to the Issuing Bank and other bank settlement fees, within Net revenue on the consolidated statements of operations and comprehensive loss.

Staking revenue

The Company offers customers a feature allowing transfers of specific assets for staking and, as a result, the opportunity to receive staking rewards from the associated blockchain network. The Company acts as a facilitator introducing customers to the staking pool. In exchange for these staking services, the Company earns a fee from the customer that is calculated based on the amount of crypto assets the customer earns through staking. Staking fees are collected in crypto assets by the Company with the type of asset received dependent on the underlying blockchain network, Ether, Solana, or Polygon. Staking revenue is measured based on the fair value of the underlying crypto assets at the time the staking awards are earned, which represents the point of contract inception.

For Ether staking, the Company provides staking services using staking validators that it operates and controls on its own platform. The Company has determined it is the principal in Ether staking transactions, as it controls the staking service and is primarily responsible for fulfilling the performance obligation to the customers. Accordingly, staking revenue related to Ether is recognized on a gross basis, representing the total staking rewards earned. Amounts paid or credited to customers in connection with Ether staking are recorded within Transaction processing on the consolidated statements of operations and comprehensive loss.

For Solana and Polygon staking, the Company uses a third-party staking validator. The Company has determined that it acts as the agent in these arrangements, as it does not control the staking services provided by the validator, is not responsible for fulfilling the staking performance obligation, and does not determine of the staking rewards generated by the pool. Accordingly, staking revenue related to Solana and Polygon is recognized on a net basis, representing the Company's fee retained after amounts attributable to customers and third-party validators. The Polygon staking service was discontinued by the Company in June 2025.

Custodial fee revenue

The Company provides customers with a proprietary cold storage custody solution that enables the secure, offline storage of crypto assets. In exchange for these custody services, the Company earns a custody fee calculated as a contractual percentage of the daily value of assets under custody, which accrues on a daily basis. Custody services represent a single performance obligation that is satisfied over time, as customers simultaneously receive and consume the benefits of the services as they are provided. Custody agreements may be terminated by customers at any time without penalty. Accordingly, custody revenue is recognized over the period the services are provided, based on the daily value of assets under custody.

In certain instances, custody fees can be collected in crypto assets, primarily bitcoin and ether, and revenue is measured based on the fair value of the underlying crypto assets at the time of the transaction. Any applicable blockchain network transaction fees are borne by the customer.

Advisory fee revenue

The Company received stock warrants from Empery as non-cash consideration for providing asset management and crypto custody services. These warrants provide the Company with the right to purchase Empery common shares and vest in stages based on the achievement of specified stock price performance conditions. Advisory fee revenue related to the warrants is recognized over the one-year service period, based on the grant-date fair value of the warrants, and is included in Net revenue in the consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Interest income and corporate interest
Customer custodial funds, cash and cash equivalents, and restricted cash and cash equivalents are held at third-party banks and earn interest. Interest income is calculated using the interest method and is not within the scope of ASC 606. Interest earned on customer custodial funds is included in interest income within Services revenue on the consolidated statements of operations and comprehensive loss. Interest earned on cash and cash equivalents and restricted cash and cash equivalents is included in corporate interest within Other revenue on the consolidated statements of operations and comprehensive loss.

Revenue by geographic location

    The following table presents revenue of the Company disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$155,663	$119,862	$82,261
International(1)	23,909	22,303	15,876
Total revenue(2)	$179,572	$142,165	$98,137
__________________
(1) No country, outside the U.S., accounted for more than 10% of Total revenue.
(2) Total revenue includes $16.5 million, $12.7 million, and $26.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, that is not recognized within the scope of ASC 606 as outlined above.

4. Accounts Receivable, Net

Accounts receivable, net of allowance consisted of the following (in thousands):

	December 31,
	2025	2024
Credit card receivables(1)(2)	$31,047	$65,821
Retail receivables	9,682	4,402
Custodial fees receivable	2,014	1,608
Staking fees receivable	1,270	936
Other fees receivable	3,181	2,869
Allowance for transaction losses	(16,307)	(10,268)
Total accounts receivable, net of allowance	$30,887	$65,368
__________________
(1) Credit card receivables includes $0 and $1.8 million of in-transit receivables as of December 31, 2025 and 2024, respectively. In-transit balances represent timing differences related to unsettled customer spending and payments.
(2) Includes $0.7 million and $0.3 million of accrued interest receivable, net as of December 31, 2025 and 2024, respectively.

Credit card receivables include both pledged and unpledged receivables. Credit card receivables pledged as collateral under the Company’s warehouse credit agreement are presented separately as Credit card receivables pledged, net on the consolidated balance sheets.

Allowance for transaction losses consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

	Retail receivables	Custodial fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Ending balance at December 31, 2022	$17,197	$—	$—	$48	$1,625	$18,870
Provision for losses	13,204	—	—	11,437	2,972	27,613
Write-offs(1)	(14,413)	—	—	(7,234)	(4,563)	(26,210)
Ending balance at December 31, 2023	15,988	—	—	$4,251	$34	$20,273
Provision for losses	4,727	84	165	12,820	2,119	19,915
Write-offs(1)	(16,935)	(84)	(165)	(10,508)	(2,228)	(29,920)
Ending balance at December 31, 2024	3,780	—	—	6,563	(75)	10,268
Provision for losses	9,715	—	525	9,823	1,278	21,341
Write-offs(1)	(4,257)	—	(525)	(9,317)	(1,203)	(15,302)
Ending balance at December 31, 2025	$9,238	$—	$—	$7,069	$—	$16,307
__________________
(1) Credit card receivable write-offs include $0.7 million, $0.1 million, and less than $0.1 million related to accrued interest receivable for the years ended December 31, 2025, 2024 and 2023, respectively.

For all accounts receivable, the Company evaluates collectability at each reporting date and writes off unsecured balances when they are outstanding for more than 180 days or when the balances are otherwise deemed to be uncollectible. The provision for transaction losses is recorded in Transaction losses on the consolidated statements of operations and comprehensive loss.

In assessing credit quality of the credit card receivable portfolio, the Company considers delinquency status as a key indicator. As of December 31, 2025 and 2024, 96.9% and 89.2%, respectively, of the Company's receivables were current or less than 30 days past due.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

5.    Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$21,242	$—	$—	$21,242
Restricted cash equivalents:
Money market funds	1,674	—	—	1,674
Crypto assets held:
Bitcoin	420,635	—	—	420,635
Ether	8,072	—	—	8,072
Other crypto assets	10,915	—	—	10,915
Accounts receivable, net:
Derivative assets(1)	—	(371)	—	(371)
Prepaid expenses and other current assets:
Equity securities	357	—	—	357
Crypto asset options	—	69	—	69
Other non-current assets:
Warrants	—	—	851	851
Total assets	$462,895	$(302)	$851	$463,444
Liabilities
Related party loans:
Derivative liabilities (1)	$—	$188,576	$—	$188,576
Other current liabilities:
Crypto asset collateral payable	—	904	—	904
Crypto asset options	—	69	—	69
Crypto asset futures	—	13	—	13
Total liabilities	$—	$189,562	$—	$189,562
__________________
(1) Excludes the related host contracts which are not measured and recorded at fair value as of December 31, 2025 and are disclosed in the table below.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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

Refer to Note 2. Summary of Significant Accounting Policies for further details on the valuation methods and significant inputs of the Level 2 and Level 3 assets and liabilities identified above.

During the year ended December 31, 2025, the Company made a transfer into level 3 of the fair value hierarchy. The Company's term loans were previously classified as Level 2 investments. However, during the year ended December 31, 2025, the 2024 Term Loan was amended to include a conversion option until January 23, 2025, which introduced significant unobservable inputs into the valuation. As a result, the 2024 Term Loan was classified as a Level 3 investment.

During the years ended December 31, 2024 and 2023, the Company did not make any transfers in or out of level 3 of the fair value hierarchy.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

The following table is a roll-forward of Level 3 investments measured and recorded at fair value on a recurring basis (in thousands):

Level 3 Investments - Warrants

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$—	$—	$—
Additions	4,345	—	—
Unrealized loss attributable to change in fair value	(3,494)	—	—
Ending balance	$851	$—	$—

Level 3 Investments - Convertible Notes

	Year Ended December 31,
	2025	2024	2023
Beginning balance related party convertible notes	$248,783	$134,928	$—
Additions	11,310	85,098	131,454
OCI - Change in fair value attributable to instrument-specific credit risk	(875)	(1,906)	(664)
Unrealized loss attributable to change in fair value	25,789	30,663	4,138
Conversion of convertible notes to common stock in connection with IPO	(285,007)	—	—
Ending balance related party convertible notes	$—	$248,783	$134,928

Level 3 Investments - Term Loans

	Year Ended December 31,
	2025	2024(1)	2023(1)
Beginning balance related party term loans	$237,209	$—	$—
Additions	230,438	—	—
OCI - Change in fair value attributable to instrument-specific credit risk	(2,396)	—	—
Unrealized loss attributable to change in fair value	119,309	—	—
Conversion of related party term loans to common stock in connection with IPO	(584,560)	—	—
Ending balance related party term loans	$—	$—	$—
__________________
(1) The 2024 Term Loan was not yet amended to include a conversion option until January 23, 2025 and was classified as a Level 2 investment.

Prior to the IPO, the Company fair valued its convertible notes and convertible term loans utilizing a scenario-based approach that considered various conversion and repayment scenarios, along with a discounted cash flow analysis, which was used to determine the value of an investment today based on projections of future cash flows. The significant input utilized in the discounted cash flow analysis included the discount rate which ranged from 19.5% - 21.7% for the years ended December 31, 2025, 2024 and 2023.

Convertible notes and related party term loans outstanding prior to the IPO converted to equity and are no longer included in Level 3 investments as of December 31, 2025.

Assets and liabilities measured and recorded at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, such as intangible assets, software, property and equipment, and lease right-of-use assets, are adjusted to fair value on a non-recurring basis when an impairment

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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

Financial assets and liabilities not measured and recorded at fair value

The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and are not required to be carried at fair value on a recurring basis, as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$252,215	$—	$—	$252,215
Restricted cash and cash equivalents	113,605	—	—	113,605
Customer custodial funds	527,354	—	—	527,354
Accounts receivable, net(2)	7,280	—	23,978	31,258
Total assets	$900,454	$—	$23,978	$924,432

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customer	$527,307	$—	$—	$527,307
Third party loans	—	75,151	—	75,151
Related party loans(2)	—	215,355	—	215,355
Funding debt	—	154,374	—	154,374
Total liabilities	$527,307	$444,880	$—	$972,187
__________________
(1) The total carrying value is equal to the total estimated fair value for all financial assets and liabilities.
(2) Excludes the embedded derivatives which are measured and recorded at fair value as of December 31, 2025 and are disclosed in the table above.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$42,847	$—	$—	$42,847
Restricted cash and cash equivalents	26,776	—	—	26,776
Customer custodial funds	575,628	—	—	575,628
Accounts receivable, net(2)	5,802	—	59,258	65,061
Total Assets	$651,053	$—	$59,258	$710,312

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customer	$574,080	$—	$—	$574,080
Third party loans	—	117,612	—	117,612
Related party loans(2)	—	385,671	—	385,671
Total liabilities	$574,080	$503,283	$—	$1,077,363
__________________
(1) The total carrying value is equal to the total estimated fair value for all financial assets and liabilities.
(2) Excludes the embedded derivatives which are measured and recorded at fair value as of December 31, 2024 and are disclosed in the table above.

The carrying values of financial assets and liabilities equal or approximate fair value because they are short-term in duration, have no defined maturity or have a floating interest rate.

The Company determined credit card receivables to be Level 3 assets. While credit card receivables are short term in duration, the Company estimates their fair value using the current expected loss model, which incorporates unobservable inputs. Accordingly, Level 3 classification is appropriate.

6. Derivatives

The following table summarizes the balance sheet impact of crypto asset options and futures not designated as hedges and measured at fair value as of December 31, 2025 (in thousands):

	December 31, 2025
	Gross Notional(1)	Assets	Liabilities
Crypto asset options	$3,268	$69	$(69)
Crypto asset futures	9,328	—	(13)
Total		$69	$(82)
__________________
(1) Gross notional amounts represent the U.S. Dollar denominated size of the underlying asset for the derivative instrument. They do not accurately reflect the Company's economic exposure as they do not reflect the Company's long and short derivative positions.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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

Please refer to Note 5. Fair Value Measurements for fair value details on embedded derivatives. During the years ended December 31, 2025 and 2024, the change in fair value of the embedded derivatives decreased by $0.7 million and increased by $0.3 million, respectively.

Gain (loss) on changes in the fair value of options and futures recorded in Other income (expense), net on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Derivative assets
Crypto asset options	768	22,094
Crypto asset futures	(1,828)	(26,673)
Total	$(1,060)	$(4,579)

Derivative liabilities
Crypto asset options	$(4,930)	$(16,804)
Crypto asset futures	1,876	23,327
Total	$(3,054)	$6,523

The below table represents the breakdown of crypto asset collateral associated with derivative positions (in thousands):

	December 31, 2025	December 31, 2024
Crypto assets held as collateral meeting the recognition criteria	$904	$15,275
Crypto assets held as collateral not meeting the recognition criteria	$—	$4,875
Crypto assets pledged as collateral not meeting the derecognition criteria	$2,791	$4,616

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

7. Crypto Assets Held

The following table presents a summary of the crypto assets held at fair value by the Company (in thousands except for units):

	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	4,827	$235,186	$420,635
Ether	2,741	9,590	8,072
Other crypto assets	nm(1)	11,862	10,915
Total		$256,638	$439,622
__________________
(1) not meaningful

	December 31, 2024
	Units	Cost Basis	Fair Value
Bitcoin	4,414	$117,005	$412,115
Ether	5,301	17,009	17,562
Other crypto assets	nm(1)	8,200	40,424
Total		$142,214	$470,101
__________________
(1) not meaningful

The following table presents a roll-forward of the Company's crypto assets held measured at fair value (in thousands):

	Bitcoin	Ether	Other	Total
Crypto assets held at December 31, 2023	$295,320	$25,718	$6,828	$327,866
Addition of crypto assets(1)	431,487	299,660	11,887	743,034
Disposition of crypto assets(1)	(608,225)	(327,979)	(9,428)	(945,632)
Realized gain on crypto assets(2)	149,878	26,555	1,095	177,528
Realized loss on crypto assets	(610)	(545)	(609)	(1,764)
Unrealized gain (loss) on crypto assets(3)	144,265	(5,847)	30,651	169,069
Crypto assets held at December 31, 2024	$412,115	$17,562	$40,424	$470,101
Addition of crypto assets(4)(5)	696,251	430,434	39,693	1,166,378
Disposition of crypto assets(4)(5)	(640,120)	(441,969)	(39,097)	(1,121,186)
Realized gain on crypto assets(2)	77,347	33,704	5,123	116,174
Realized loss on crypto assets	(15,066)	(29,589)	(2,045)	(46,700)
Unrealized gain (loss) on crypto assets(3)	(109,892)	(2,070)	(33,183)	(145,145)
Crypto assets held at December 31, 2025	$420,635	$8,072	$10,915	$439,622
__________________
(1) Includes acquisitions of 2,715 Bitcoin and 68,996 Ether totaling $384.3 million and dispositions of 1,879 Bitcoin and 56,766 Ether totaling $275.1 million to manage collateral obligation under its loan agreements as of December 31, 2024. Refer to Note 2. Summary of Significant Accounting Policies for further details.
(2) Excludes realized gain on Receivable, crypto assets pledged of $117.4 million and $135.8 million as of December 31, 2025 and December 31, 2024, respectively.
(3) Excludes unrealized loss on Receivable, crypto assets pledged of $43.0 million and $17.8 million as of December 31, 2025 and December 31, 2024, respectively.
(4) Includes acquisitions of 1,434 Bitcoin and 86,321 Ether totaling $435.1 million and dispositions of 505 Bitcoin and 61,696 Ether totaling $192.4 million to manage collateral obligation under its loan agreements as of December 31, 2025. Refer to Note 2. Summary of Significant Accounting Policies for further details.
(5) Beginning in the third quarter of 2025, the Company began using certain customer collateral received under its rehypothecation rights. As a result, these assets are now presented in Crypto assets held on the consolidated balance sheets. In prior periods, these assets were included in Prepaid expenses and other current assets on the consolidated balance sheets. Included in acquisitions is 132 Bitcoin totaling $11.5 million and in dispositions 5 Bitcoin and 1 Ether and Other crypto assets totaling $0.6 million related to customer collateral received under rehypothecation rights as of December 31, 2025.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Crypto assets held by the Company are measured at fair value on a recurring basis using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Restricted crypto assets are also included within Crypto assets held on the consolidated balance sheets. Restrictions on use do not affect the Company’s ability to recognize these crypto assets when control is retained.

The Company holds crypto assets primarily for operational purposes, including to support transaction processing, satisfy liquidity coverage and regulatory capital requirements for certain regulated subsidiaries, and meet collateral requirements under financing and other contractual arrangements. The Company acquires crypto assets primarily through related party loans, revenue denominated in crypto assets, and direct purchases of crypto assets. The Company disposes of crypto assets through repayments of principal and interest on related party crypto loans, sales of crypto assets and the settlement of operating expenses.

Crypto assets are initially recorded at their fair value at the time of acquisition, which represents their cost basis. Gains and losses on disposal are determined using the first-in-first-out ( “FIFO”) method.

Certain subsidiaries of the Company are required to maintain surety bonds in connection with money transmitter licenses. In connection with these requirements, the Company has designated 623 bitcoin, with a fair value of $54.3 million, as collateral to insurance providers, which is reassessed on an annual basis.

As of December 31, 2025 and 2024, the Company held 2,721 bitcoin and 3,116 bitcoin, respectively, with a fair value of $237.1 million and $290.9 million, respectively, that are restricted in use under the terms of certain related party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy regulatory capital requirements and the restrictions remain in effect while the related party crypto asset loan agreements are outstanding. The restrictions may lapse upon repayment or termination of the loans, or other contractual modifications. This bitcoin is included in the Company's related party crypto asset loan with a December 29, 2022, draw date as described in Note 13. Related Party Loans and Convertible Notes.

In addition, as of December 31, 2025 and 2024, the Company held 1,275 bitcoin and 0 bitcoin, respectively, with a fair value of $111.1 million and $0, respectively, that are restricted in use under the terms of certain third party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy agreed upon collateral requirements. Because the Company retains control over these assets and the counterparty is not permitted to sell, pledge, rehypothecate, or otherwise use the assets, the restricted crypto assets continue to be recognized within Crypto assets held on the consolidated balance sheets.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

8. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses and other current assets
Crypto asset collateral held	$—	$15,275
Cash collateral pledged	16,400	—
Prepaid expenses	14,164	7,232
Stablecoin	12,491	1,964
Prefunded clearing advance	4,500	—
Equity securities	357	219
Derivative assets	69	6,354
Other	4,159	6,090
Total prepaid expenses and other current assets	$52,140	$37,134

Other non-current assets
Lease right-of-use assets	$18,559	$14,512
Strategic investments	9,428	10,638
Warrant derivative(1)	851	—
Warrant receivable(2)	6,493	—
Other	5,377	1,722
Total other non-current assets	$40,708	$26,872
__________________
(1) Warrant derivative represents the vested warrants received in connection with an advisory agreement. The vested warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and are subject to fair value adjustments. Refer to Note 5. Fair Value Measurements.

(2) The warrant receivable represents a contract asset initially measured at fair value of $10.8 million. As of December 31, 2025, $4.3 million had vested, resulting in a remaining contract asset of $6.5 million.

Prepaid expenses and other current assets include cash collateral pledged in connection with certain sale and repurchase transactions, which is restricted from general corporate use, as well as prefunded clearing advances maintained with third-party clearing organizations to facilitate prediction market settlement activity

Measurement alternative investments

The Company accounts for investments under the measurement alternative method whereby they are measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. The changes in the carrying value of strategic investments are accounted for under the measurement alternative are presented below (in thousands):

	Year Ended December 31,
	2025	2024
Carrying amount, beginning balance	$10,638	$11,708
Net reductions(1)	(1,271)	(1,021)
Upward adjustments	61	73
Impairments and downward adjustments	—	(122)
Carrying amount, ending balance	$9,428	$10,638
__________________
(1) Includes additions from purchases, reductions due to exits of securities and reclassifications due to changes to capital structure.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Cumulative upward adjustments for strategic investments held were $4.5 million as of both December 31, 2025 and December 31, 2024. Cumulative impairments and downward adjustments were $1.2 million as of both December 31, 2025 and December 31, 2024. Upward adjustments, impairments, and downward adjustments are included in Other income (expense), net on the consolidated statements of operations and comprehensive loss.

9. Software, Property and Equipment, Net

Software, property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Software	$48,665	$43,821
Leasehold improvements	12,620	12,652
Furniture and fixtures	3,695	3,303
Computers and other equipment	3,008	2,584
Total	67,988	62,360
Accumulated amortization and depreciation	(52,905)	(45,208)
Software, property and equipment, net	$15,083	$17,152

Depreciation expense attributable to software, property, and equipment was $1.7 million for the years ended December 31, 2025 and 2024, respectively, and $3.8 million for the year ended December 31, 2023. Depreciation expense attributable to software, property, and equipment is reflected in General and administrative on the consolidated statements of operations and comprehensive loss. Amortization expense attributable to software, property and equipment was $6.7 million, $8.4 million, and $6.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense attributable to software, property, equipment is reflected in Technology on the consolidated statements of operations and comprehensive loss. Total additions to software were $5.7 million, $4.8 million, and $6.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Substantially all software, property and equipment was located and utilized within the United States as of December 31, 2025 and 2024.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded an impairment loss on software of $0.6 million, less than $0.1 million, and $0.2 million, respectively.

10. Intangible Assets, Net
Intangible assets consisted of the following as of December 31, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizing intangible assets
Patents	$178,005	$(48,457)	$129,548
Developed technology	50,781	(40,887)	9,894
Customer relationships	1,250	(1,000)	250
Assembled workforce	670	(557)	113
	$230,706	$(90,901)	$139,805

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Intangible assets consisted of the following as of December 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizing intangible assets
Patents	$178,005	$(36,590)	$141,415
Developed technology	50,781	(30,779)	20,002
Customer relationships	1,250	(750)	500
Assembled workforce	670	(444)	226
	$230,706	$(68,563)	$162,143

Amortization expense of intangible assets was $22.3 million, $22.8 million, and $21.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense attributable to patents and developed technology is reflected in Technology on the consolidated statements of operations and comprehensive loss. Amortization expense attributable to customer relationships and assembled workforce is reflected in General and administrative on the consolidated statements of operations and comprehensive loss.

The expected future amortization expense for intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$22,124
2027	11,867
2028	11,867
2029	11,867
2030	11,867
Thereafter	70,213
Total expected future amortization expense	$139,805

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued expenses:
Accrued expenses	$51,042	$29,711
Accrued loss contingencies	970	6,083
Accrued salaries and benefits	3,454	3,113
Total accrued expenses	55,466	38,907

Other current liabilities:
Crypto asset collateral payable	904	15,275
Derivative liabilities	82	7,620
Current lease liabilities	6,807	4,737
Commissions to NFT artists payable	6,451	1,896
Other current liabilities	1,253	1,513
Deferred tax liabilities	—	7,407
Unearned advisory fee revenue	6,031	—
Total other current liabilities	21,528	38,448
Total accrued expenses and other current liabilities	$76,994	$77,355

12. Leases

    The Company has operating leases for office facilities with remaining terms of less than a year to 9 years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term as the Company is not reasonably certain to exercise the renewals. These leases primarily relate to office space in the United States and the United Kingdom and generally require fixed monthly payments, some of which include rent-free periods and contractual rent escalations.

At lease commencement, the Company records a right-of-use asset and a corresponding lease liability based on the present value of lease payments over the lease term, using an incremental borrowing rate determined at lease commencement. All of the Company’s leases are classified as operating leases under FASB ASC Topic 842, Leases (“ASC 842”).

The Company recognizes lease expense in General and administrative on the consolidated statements of operations and comprehensive loss. The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$4,966	$4,140	$4,598
Short-term lease expense	398	285	1,005
Total lease expense	$5,364	$4,425	$5,603

Other information related to the Company's operating leases was as follows:

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	4.1	5.0
Weighted-average discount rate	6.2%	6.0%

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

2026	$8,277
2027	8,339
2028	7,735
2029	3,657
2030	1,216
Thereafter	1,760
Total undiscounted lease payments	30,984
Less: imputed interest	(3,607)
Total lease liabilities	$27,377

13. Related Party Loans and Convertible Notes
The Company regularly enters into lending agreements with Winklevoss Capital Fund, LLC (“WCF”), a related party through common ownership, in order to finance operations, maintain regulatory capital levels in subsidiaries, and fund capital expenditures to grow the business. The Company primarily conducts lending activities with WCF using bitcoin or ether as the loaned instrument or as collateral for USD loans.

Crypto asset loans

The Company has entered into several crypto lending agreements with WCF. All principal loan amounts have no stated maturity date but are callable upon written notice by WCF. The Company will have until the end of the business day to repay all outstanding loaned crypto amounts when called. The principal will be paid in-kind and interest outstanding will be payable in either (i) crypto or (ii) cash equivalent to the aggregate value of such crypto as measured at fair value on the daily basis at which the fees accrued. These agreements were made to enable the Company to ensure adequate operational liquidity and meet regulatory capital obligations of its subsidiaries.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Crypto asset loans as of December 31, 2025 (in thousands):

Loan(14)	Draw Date	Principal Outstanding as of 12.31.24	Amount Borrowed	Amount Repaid	Realized Gain (Loss)	Principal Outstanding as of 12.31.25	Unrealized Gain (Loss)	Interest Rate	Interest Expense (12)	Interest Payable(13)
5,000 BTC(1)	12/29/2022	$290,929	$—	$39,204	$(32,663)	$237,077	$47,312	4.0%	$11,619	$823
2,000 BTC(2)	3/1/2023	102,516	—	132,164	(106,357)	—	76,710	4.0%	3,220	—
35,000 ETH(3)	3/1/2023	88,234	—	116,333	(72,828)	—	44,729	4.0%	2,442	—
500 BTC	5/11/2023	46,683	—	—	—	43,571	3,112	4.0%	2,031	151
340 BTC(4)	10/31/2023	31,745	—	24,482	(16,892)	10,748	13,407	5.0%	1,546	47
5,200 ETH(5)	1/27/2025	—	16,544	19,493	(2,949)	—	—	4.3%	251	—
3,000 ETH(6)	2/7/2025	—	7,867	11,369	(3,502)	—	—	4.3%	141	—
5,280 ETH(7)	2/28/2025	—	11,696	19,271	(7,575)	—	—	4.3%	192	—
3,400 ETH(8)	3/10/2025	—	6,338	8,417	(2,079)	—	—	4.3%	51	—
86 BTC(9)	3/11/2025	—	7,130	8,871	(1,740)	—	—	4.3%	60	—
2,500 ETH(10)	3/28/2025	—	4,739	6,189	(1,450)	—	—	4.3%	27	—
10,000 ETH(11)	4/7/2025	—	15,525	24,756	(9,231)	—	—	4.0%	79	—
1,275 BTC	7/24/2025	—	150,959	—	—	111,105	39,854	4.3%	2,538	409
Total		$560,107	$220,798	$410,549	$(257,266)	$402,501	$225,124		$24,197	$1,430
__________________
(1) 395 bitcoin ("BTC") was repaid during the year ended December 31, 2025.
(2) 1,098 bitcoin was repaid during the year ended December 31, 2025.
(3) 26,629 ether ("ETH") was repaid during the year ended December 31, 2025.
(4) 217 bitcoin was repaid during the year ended December 31, 2025
(5) 5,200 ether was repaid during the year ended December 31, 2025.
(6) 3,000 ether was repaid during the year ended December 31, 2025.
(7) 5,280 ether was repaid during the year ended December 31, 2025.
(8) 3,400 ether was repaid during the year ended December 31, 2025.
(9) 86 bitcoin was repaid during the year ended December 31, 2025.
(10) 2,500 ether was repaid during the year ended December 31, 2025.
(11) 10,000 ether was repaid during the year ended December 31, 2025.
(12) Prior year interest accrued of $2.1 million was paid during the year ended December 31, 2025.
(13) Outstanding interest balances payable to WCF are included in Related party loans on the consolidated balance sheets as of December 31, 2025.
(14) 4,619 bitcoin and 0 ether was outstanding as of the year ended December 31, 2025.

    During the year ended December 31, 2025, the Company entered into multiple additional lending agreements with WCF. The Company primarily uses the crypto assets obtained from these agreements as collateral for third party loans. Refer to Note 14. Third Party Loans for additional information.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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
(5) Outstanding interest balances payable to WCF are included in Related party loans on the consolidated balance sheets as of December 31, 2024.
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

During the years ended December 31, 2024 and 2023, the Company entered into multiple additional lending agreements with WCF. The Company primarily uses the crypto assets obtained from these agreements as collateral for third party loans. Refer to Note 14. Third Party Loans for additional information.

Convertible notes

The convertible notes previously entered into by the Company are summarized below (in thousands). The aggregate principal amount of these notes was used for general operating activities.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Convertible notes as of December 31, 2025 (in thousands):

Loan(1)	Draw Date	Maturity Date(2)(3)	Aggregate Principal Amount	Fair value of Principal Outstanding as of 12.31.24	2025 Amounts Drawn	Unrealized Loss	Change in fair value attributable to instrument-specific credit risk	Conversion of convertible notes to common stock in connection with IPO	Interest Expense	Interest Payable
September Note (USD)	9/15/2023	6/1/2027	$50,000	$57,641	$—	$6,581	$(223)	$(72,279)	$2,827	$—
November Note (BTC)	11/22/2023	6/1/2027	54,671	63,027	—	7,097	(240)	(78,269)	3,093	—
December Note (USD)	12/27/2023	6/1/2027	50,000	57,642	—	6,389	(217)	(70,804)	2,827	—
March Note (BTC)	3/1/2024	6/1/2027	45,329	52,257	—	5,722	(195)	(63,655)	2,563	—
Total			$200,000	$230,567	$—	$25,789	$(875)	$(285,007)	$11,310	$—
__________________
(1) The effective interest rate for all convertible notes is 8.0%. (2) The maturity date was extended on May 15, 2025. (3) These loans were converted to equity in connection with the IPO on 9/15/2025.

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
(2) The $45.3 million drawdown is denominated in USD but was received as 734 BTC. The 734 BTC is reported in Crypto assets held on the consolidated balance sheets with a fair value of $68.6 million as of December 31, 2024.
(3) Outstanding interest balances payable to WCF are included in Related party convertible notes on the consolidated balance sheets as of December 31, 2024.
(4) Includes $1.6 million of fair value adjustments consisting of a $1.7 million unrealized loss and a $0.1 million gain related to change in fair value related to instrument-specific credit risk.

During the period from September 2023 through March 2024, the Company entered into a series of convertible note agreements with WCF (collectively, the “Convertible Notes”) pursuant to which the Company borrowed an aggregate principal amount of approximately $200 million, which was used for general operating purposes. The Convertible Notes were general unsecured obligations of the Company, accrued interest at a rate of 8.0%, per annum and were subordinate in right of payment to all existing and future borrowings owed by the Company and its affiliates to WCF, including borrowings denominated in BTC and ETH.

The Convertible Notes provided for conversion into equity upon the occurrence of certain financing, change-in-control, or public company events, generally at a price equal to 80% of the price paid by other investors in the applicable transaction. In connection with qualifying or non-qualifying financing events, the Convertible Notes were convertible into preferred units at the election of the holder or automatically upon meeting specified thresholds. Following maturity, the holder also had the right to convert outstanding principal and accrued interest into preferred

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

equity. Upon a change in control or public company event, the Convertible Notes were automatically converted into equity or settled in cash or equity at the holder’s election, based on the applicable transaction price.

In connection with the Company's IPO in September 2025, approximately $285 million in principal amount (plus accrued and unpaid interest thereon) and other adjustments under the Convertible Notes outstanding automatically converted into 10.2 million shares of Class B common stock, pursuant to the terms at a price per share equal to $22.40, or 80% of the IPO price of $28.00 per share.

Term loan

    The term loans previously entered into by the Company are summarized below (in thousands). The aggregate principal amount was used for general business purposes of the Company and its wholly owned subsidiaries.

    Term Loans as of December 31, 2025 (in thousands):

Loan(1)(2)	Draw Date	Maturity Date(3)	Aggregate Principal Amount	Fair value of Principal Outstanding as of 12.31.24	2025 Amounts Drawn(4)	Unrealized loss	Change in fair value attributable to instrument-specific credit risk	Conversion of term loans to common stock in connection with IPO	Interest Expense	Interest Payable
2024 Term Loan	5/16/2024	6/1/2027	$275,000	$230,704	$44,296	$76,424	$(2,594)	$(369,146)	$13,811	$—
2025 Term Loan	1/23/2025	6/1/2027	200,000	—	168,462	42,885	198	(215,414)	3,869	—
Total			$475,000	$230,704	$212,758	$119,309	$(2,396)	$(584,560)	$17,680	$—
__________________
(1) The term loans are stated at an interest rate of no less than 4.0% and no greater than 16.0%. As of December 31, 2025 the blended interest rates were 6.9% and 7.3% for the 2024 and 2025 Term Loans, respectively.
(2) On January 23, 2025, the 2024 Term Loan was amended such that upon a public company event it will be automatically converted into Common Units in the Company.
(3) The maturity date was extended on May 15, 2025.
(4) The $443.5 million principal outstanding is denominated in USD but was received as 4,841 BTC, 9,000 ETH, and $26.9 million. These loans were converted into equity in connection with the IPO on 9/15/2025.

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
(2) The $230.7 million principal outstanding is denominated in USD but was received as 2,834 BTC, 9,000 ETH, and $11.8 million, of which, 1,234 BTC, 9,000 ETH, and $11.8 million were used during the year for general business purposes. The remaining 1,600 BTC is reported in Crypto assets held on the consolidated balance sheets with a fair value of $149.4 million as of December 31, 2024.
(3) Outstanding interest balances payable to WCF are included in Related party loans on the consolidated balance sheets as of December 31, 2024.

On May 16, 2024, Gemini entered into a term loan agreement with WCF (the “2024 Term Loan”), for a U.S. dollar denominated principal amount of up to $275.0 million to be funded in bitcoin, ether, or such other cryptocurrency at an interest rate of no less than 4.0% and no greater than 16.0% per annum with an initial maturity date of March 1, 2026.

    On January 23, 2025, Gemini entered into a term loan agreement with WCF (the “2025 Term Loan”), to make loan requests from time to time of a U.S. dollar denominated principal amount of up to $200.0 million to be funded in bitcoin, ether, or such other cryptocurrency at an interest rate of no less than 4.0% and no greater than 16.0% per annum with an initial maturity date of March 1, 2026. Upon a public company event, the 2025 Term Loan

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

including principal and interest would be automatically converted immediately prior to such public company event into common units in the Company at a price per unit equal to eighty percent (80%) of the price per common unit implied in the public company event.

On January 23, 2025, the 2024 Term Loan was amended such that upon a public company event, the 2024 Term Loan including principal and interest would be automatically converted immediately prior to such public company event into common units in the Company at a price per unit equal to eighty percent (80%) of the price per common unit implied in the public company event.

    On May 15, 2025, WCF exercised its rights under the 2024 Term Loan and 2025 Term Loan (collectively the “Term Loans”) to extend the maturity date to June 1, 2027.

In connection with the IPO in September 2025, approximately $585 million in principal amount (plus accrued and unpaid interest thereon) and other adjustments under our related party term loans outstanding automatically converted into 20.9 million shares of Class B common stock, pursuant to the terms at a price per share equal to $22.40, or 80% of the IPO price of $28.00 per share.

14. Third Party Loans

Galaxy Digital LLC (“Galaxy”) Loans

The Company entered into several loan agreements with Galaxy, a single unrelated third party as outlined in the table found below. The aggregate principal amount of these agreements was used for general operating activities.

Third party loans with Galaxy as of December 31, 2025 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Interest Rate	Interest Expense	Interest Payable	Collateral Type	Collateral Rate (Initial Collateral Level)
Loan 13	5/29/2024	Evergreen	—	11.0%	5,519	—	BTC	145%
Loan 14	5/29/2024	Evergreen	—	11.0%	5,806	—	ETH	155%
Loan 15	11/1/2024	Evergreen	—	12.0%	1,160	—	BTC	145%
Total			$—		$12,485	$—

On October 8, 2025, the Company repaid the $116.5 million outstanding under its lending agreement with Galaxy using proceeds from its initial public offering, and all BTC and ETH collateral previously pledged was returned to the Company. The agreement remained in effect through December 15, 2025 solely to satisfy a contractual notice period and was fully settled as of December 31, 2025.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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
(9) Outstanding interest balances payable to a third party are included in Third party loans on the consolidated balance sheets as of December 31, 2024.
(10) As of December 31, 2024, the Company has pledged 929 bitcoin and 24,625 ether included in Receivable, crypto assets pledged on the consolidated balance sheets. Total collateral associated with these loans as of December 31, 2024 was approximately $86.7 million, or 140%, for BTC loans; and $81.6 million, or 149%, for ETH loans.
(11) If the notional value of crypto assets pledged falls 10% from the initial collateral level there will be a margin call and additional crypto will need to be pledged to reset the collateral balance to the initial collateral level.

New York Digital Investment Group Funding LLC (“NYDIG” ) Repurchase Agreement

On July 25, 2025, the Company entered into a $75.0 million repurchase agreement with NYDIG to facilitate a structured crypto asset financing arrangement involving bitcoin. At inception, pursuant to the agreement, the Company transferred 1,078 BTC with a nominal value of $125.25 million to NYDIG in exchange for cash proceeds of $75.0 million (the “Purchase Price”) and agreed to repurchase the same amount of BTC on June 30, 2026 at the Purchase Price plus an agreed annual interest rate of 8.50%. The agreement requires the Company to maintain additional collateral coverage within specified thresholds and permits the Company to satisfy margin requirements through the transfer of additional BTC or cash and cash equivalents, such that the value of the collateral held by NYDIG in relation to the sale and repurchase agreement is maintained between 143% and 200% of the $75.0 million Purchase Price.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Repurchase agreement as of December 31, 2025 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Discount	Interest Rate	Interest Expense	Interest Payable(1)	Collateral Type(2)	Collateral Rate(3)
NYDIG	7/25/2025	6/30/2026	$75,000	(398)	8.5%	$3,185	$549	BTC	170%
__________________
(1) Outstanding interest balances payable to a third party are included in Third party loans on the consolidated balance sheets as of December 31, 2025.
(2) As of December 31, 2025, the Company had pledged 1,275 BTC, which is included in Crypto assets held on the consolidated balance sheets, and posted $16.4 million of cash and cash equivalents to satisfy margin requirements, which is included within Other current assets on the consolidated balance sheets. Total collateral associated with the repurchase agreement as of December 31, 2025 was approximately $127.5 million, representing collateralization of approximately 170% of the purchase price.
(3) Of the 1,275 BTC pledged, 13 BTC was subject to margin requirements as of December 31, 2025. If the value of the collateral held by NYDIG falls below the 143% buyer’s margin call requirement, the Company must transfer additional BTC or cash and cash equivalents to NYDIG to restore the required collateral level. If the value of the collateral (including BTC and cash posted as margin) held by NYDIG increases above the 200% seller’s margin call requirement, the Company may require NYDIG to return excess collateral, which may be satisfied through the transfer of BTC or the return of cash and cash equivalents previously deposited by the Company to satisfy margin requirements.

15. Funding Debt

In July 2025, the Company entered into a $75.0 million warehouse credit agreement with Ripple Labs Inc. (“Ripple”), an unrelated third party, to finance credit card receivables. Pursuant to the agreement, Ripple committed to lend the Company $75.0 million, with the commitment amount eligible to increase, subject to the attainment of certain agreed upon metrics, up to a maximum aggregate commitment amount of $150.0 million, prior to amendment. Ripple may restrict additional drawdowns on the warehouse credit facility if the Company does not maintain at least $50 million equivalent of USD denominated Ripple stablecoin (“RLUSD”) in its wallets held on its exchange platform by January 11, 2026. The debt is collateralized by the credit card receivables purchased by the Company, and bears interest at a rate of 6.5%.

On December 26, 2025, the Company entered into a second amendment to the credit agreement with Ripple, which temporarily increases the lending commitment to $250.0 million through July 1, 2026. In connection with the temporary increase, the interest rate increased from 6.50% to 7.00%. The amendment requires the Company to pledge RLUSD collateral equal to at least 20% of the outstanding loan amount by January 31, 2026, subject to specified custody and control arrangements, and includes a covenant requiring the Company to maintain minimum RLUSD activity levels, with cash penalties and potential events of default for noncompliance. If the outstanding balance is not reduced to $150.0 million or less by July 2, 2026, the interest rate increases to 10.00% and the enhanced collateral and covenant requirements remain in effect until such reduction occurs.

During the year ended December 31, 2025, the Company drew $392.6 million and repaid $238.5 million under the warehouse credit agreement. Accordingly, as of December 31, 2025, the Company had $95.9 million of unused, available borrowing capacity from the credit agreement. Borrowings under the warehouse credit agreement are secured by substantially all credit card receivables purchased under the credit card program agreement. As of December 31, 2025, the Company pledged $188.8 million of credit card receivables as collateral associated with this credit agreement. Credit card receivables pledged are included in Credit card receivables pledged, net on the consolidated balance sheets. The securitized funding debt entered into by the Company is summarized below (in thousands).

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Funding Debt as of December 31, 2025 (in thousands):

Loan(1)	Loan Date	Maturity Date	Principal Outstanding	Interest Rate(2)	Interest Expense	Interest Payable(3)
Ripple	7/11/2025	11/15/2027	$154,120	7.0%	$1,477	$254
__________________
(1) As of December 31, 2025, the Company has pledged credit card receivables included in Credit card receivables pledged on the consolidated balance sheets. Total collateral associated with these loans as of December 31, 2025 was approximately $188.8 million.
(2) On December 26, 2025 the interest rate was increased from 6.5% to 7.0%.
(3) Outstanding interest balances payable for the securitized debt are included in Funding debt on the consolidated balance sheets as of December 31, 2025.

16. Common Units & Common Stock

In September 2025, the Company completed its IPO, in which the Company issued and sold 15.9 million shares of its Class A common stock at a public offering price of $28.00 per share, which includes the exercise in full by the underwriters of their option to purchase from the Company an additional 0.3 million shares of the Company’s Class A common stock and 0.5 million shares of the Company’s Class A common stock from the selling stockholders. The sale of shares by the selling stockholders did not result in any proceeds to the Company. Concurrent with the IPO, Nasdaq entered into an agreement with the Company to purchase 1.9 million shares of Class A common stock in a private placement at $26.25 per share.

The Company authorized a total of 1.0 billion shares of Class A common stock with a par value of $0.001 per share and 100.0 million shares of Class B common stock with a par value of $0.001 per share. As of December 31, 2025, the Company had 42,329,262 shares of Class A common stock and 75,126,784 shares of Class B common stock issued and outstanding.

The holders of Gemini's Class A common stock are entitled to one vote for each share of common stock held. The holders of Gemini's Class B common stock are entitled to ten votes for each share of common stock held. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of the stockholders of the Company.

The dividend and liquidation rights of the holders of the Company's Class A and Class B common stock are subject to declarations by the board and any restrictions imposed by the terms of any outstanding preferred stock. Upon liquidation, dissolution or winding up of the Company, assets legally available for distribution to stockholders will be distributed ratably among the holders of Class A and Class B common stock, subject to prior satisfaction of all outstanding debts and other liabilities and the payment of liquidation preferences, if any, on any outstanding preferred stock.

Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a transfer, except for certain permitted transfers described in the Company's amended and restated articles of incorporation, and in certain other circumstances. Further, all outstanding shares of Class B common stock will automatically convert into Class A common stock upon the earliest of (i) the death or disability of the last surviving founder or (ii) the date the founders and their permitted transferees collectively hold less than 20% of the Class B common stock outstanding immediately following the closing of our initial public offering.

All outstanding shares of the Company's Class A and Class B common stock are fully paid and non-assessable. Holders of Class A and Class B common stock do not have preemptive, subscription, redemption, or sinking fund rights. The rights of holders of the Company's Class A common stock are subject to and qualified by the rights, powers, and preferences of the holders of any preferred stock that we may issue from time to time.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Prior to the IPO, the Company issued three classes of Common Units, including Basic Common Units, Catch Up Common Units, and Capital Common A Units. In connection with the IPO, all outstanding shares of Common Units were converted into shares of Class A common stock and Class B common stock at the IPO price of $28.00 per share. As such, there were no shares of Common Units that were issued and outstanding as of December 31, 2025.

The following equity instruments were converted to Class A and Class B common stock upon IPO (in thousands):

Equity Instrument	Shares Outstanding Before Conversion	Shares Converted - Class A common stock	Shares Converted - Class B common stock
Basic Common Units	1,050	321	—
Capital Common A Units	15,038	—	4,599
Incentive Units (inclusive of phantom units)(1)	55,170	9,441	42
Convertible preferred units(2)	39,842	15,111	39,430
__________________
(1) 55.2 million Incentive Units (inclusive of phantom units) outstanding were exchanged for 5.0 million shares of Class A common stock in respect of vested Incentive Units, 4.4 million shares of restricted Class A common stock in respect of unvested Incentive Units, and less than 0.1 million shares of Class B common stock in respect of Incentive Units held by the Company's founders.

(2) Conversion of convertible preferred units is pursuant to the conversion ratio as described in Note 17. Preferred Units & Preferred Stock.

In addition, the following debt instruments were converted to Class B common stock upon IPO (in thousands):

Debt Instrument(1)	Aggregate Amount Outstanding Before Conversion(2)	Shares Converted - Class B common stock
Convertible Notes	285,007	10,179
Related party term loans	584,560	20,877
__________________
(1) Automatic conversion of debt instruments is pursuant to the terms at a price per share equal to $22.40, or 80% of the IPO price of $28.00 per share. See Note 13. Related Party Loans and Convertible Notes for further details.

(2) Includes accrued and unpaid interest.

17. Preferred Units & Preferred Stock

Series FF Units

In 2018, the Company issued a total of 1,000,000 Series FF preferred units ("Series FF Units") to its founders, Cameron and Tyler Winklevoss, which remained outstanding as of December 31, 2024. In connection with the IPO, all Series FF units were forfeited. As such, there were no Series FF units outstanding as of December 31, 2025.

Convertible Preferred Units

As of December 31, 2024, the Company had 30,954,820 Series A preferred units (“Series A Units”) and 8,887,101 Series B preferred units (“Series B Units”), collectively the "Convertible Preferred Units", that were issued and outstanding. In connection with the IPO in September 2025, all outstanding shares of the Convertible

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Preferred Units were converted into shares of Class A common stock and Class B common stock based on the terms of the conversion ratio, and their carrying value of $534.4 million was reclassified into stockholders' equity. As such, there were no shares of Convertible Preferred Units issued and outstanding as of December 31, 2025.

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

Preferred Stock

In connection with the IPO in September 2025, the Company authorized 20,000,000 shares of preferred stock for issuance, at a par value of $0.001 per share. No shares of preferred stock were issued and outstanding as of December 31, 2025.

18. Stock-Based Compensation

Equity Plan

The Company's Equity Plan became effective on September 12, 2025. Under the Equity Plan, the Company is authorized to grant shares of common stock in the form of stock options, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) to employees, directors, and consultants. As of December 31, 2025, there were 17,887,577 shares of Class A common stock subject to issued and outstanding RSUs and stock options under the Equity Plan. As of December 31, 2025, the Company had 7,215,444 shares available for future issuance under the Equity Plan.

Employee Stock Purchase Plan (“ESPP”)

The Company's ESPP became effective on September 12, 2025. An aggregate of 7,383,241 shares of the Company’s class A common stock has been authorized for issuance under the ESPP. During the year ended December 31, 2025, no shares were purchased under the ESPP. As of December 31, 2025, all 7,383,241 shares remained available for future issuance under the ESPP. The Company did not recognize any stock-based compensation expense or liability related to the ESPP for the year ended December 31, 2025.

RSUs

In June 2025, the Company approved its annual bonus arrangements totaling $15.1 million to be settled in shares of Class A common stock contingent upon the completion of an IPO. Upon the completion of the IPO on September 11, 2025, 538,612 shares of RSUs were issued and vested, based on the IPO price of $28.00 per share,

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

and became outstanding. The Company recognized the related stock-based compensation expense in full upon completion of the IPO.

In addition to the bonus RSUs, upon the completion of the IPO, 4,730,917 shares of Class A common stock were issuable upon the vesting and settlement of RSUs, granted under the Equity Plan to certain executive officers, other employees and members of the board of directors. In November 2025, the Company also granted RSUs to certain employees as part of its ongoing compensation programs, which vest over the applicable service periods in accordance with the terms of the awards.

The following table summarizes RSU activity for the year ended December 31, 2025 (in thousands):

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	—	$—
Granted	11,206	19.87
Vested	(2,371)	22.98
Forfeited	(166)	22.16
Unvested at December 31, 2025	8,669	$18.97

As of December 31, 2025, total unrecognized compensation expense related to RSUs amounted to $152.2 million. The unrecognized expense for the RSUs is expected to be recognized over a weighted-average period of 2.6 years, subject to continued vesting.

The aggregate fair value for the RSUs which vested during the year ended December 31, 2025 was $54.5 million.

RSAs

Upon the completion of the IPO, 4,399,544 shares of restricted Class A common stock were granted under the Equity Plan to certain executive officers, other employees and board members.

The following table summarizes RSA activity for the year ended December 31, 2025 (in thousands):

	Number of RSA	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2024	—	$—
Conversion of awards in connection with IPO	4,400	28.00
Vested	(960)	28.00
Forfeited	(260)	28.00
Unvested at December 31, 2025	3,180	$28.00

As of December 31, 2025, total unrecognized compensation expense related to RSAs amounted to $6.3 million. The unrecognized expense for the RSAs is expected to be recognized over a weighted-average period of 1.5 years, subject to continued vesting.

The aggregate fair value for the RSAs which vested during the year ended December 31, 2025 was $26.9 million.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Time-Based Stock Options

As of December 31, 2025, 482,142 shares of Class A common stock were issuable upon the exercise of stock options granted under the Equity Plan to the Company certain executive officers.

The following table summarizes stock options activity for the year ended December 31, 2025 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	—	$—
Granted	482	28.00
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2025	482	$28.00	9.7	$—
Exercisable at December 31, 2025	—	—	—	$—

As of December 31, 2025, total unrecognized compensation expense related to stock options amounted to $8.1 million. The unrecognized expense for the stock options is expected to be recognized over a weighted-average period of 3.7 years, subject to continued vesting.

The Company takes into consideration many factors in determining the fair value of the time-based stock options and estimates the fair value of such awards on the grant date. The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of the time-based stock options with the following assumptions as of December 31, 2025:

December 31,
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

Volatility - The expected volatility is based on the volatility of peer companies, as there is limited trading history for the Company's common stock. Management believes this is the best estimate of the expected volatility over the expected life of the time-based stock options.

Risk-free rate - The risk-free interest rate is based on the U.S. Treasury yield curve that corresponds with the expected term at the time of grant.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Dividend yield - The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

Market-Based Stock Options

As of December 31, 2025, 6,365,462 shares of Class A common stock were issuable upon the exercise of stock options granted under the Equity Plan to the Company's founders.

The following table summarizes stock options activity for the year ended December 31, 2025 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	—	$—
Granted	6,365	28.00
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2025	6,365	$28.00	9.7	$—
Exercisable at December 31, 2025	—		—	$—

As of December 31, 2025, total unrecognized compensation expense related to market-based stock options amounted to $114.7 million. The unrecognized expense for the stock options is expected to be recognized over a weighted-average period of 3.7 years, subject to continued vesting.

The Company takes into consideration many factors in determining the fair value of the market-based stock options and estimates the fair value of such awards on the grant date. The Company used a Monte Carlo Simulation Model (a binomial lattice-based valuation model) to estimate the fair value of the market-based stock options with the following assumptions as of December 31, 2025:

December 31,
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

Volatility - The expected volatility is based on the volatility of peer companies, as there is limited trading history for the Company’s common stock. Management believes this is the best estimate of the expected volatility over the expected life of the market-based stock options.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

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

Service-Based Incentive Units

The following table summarizes Service-Based Incentive Units activity for the year ended December 31, 2025 (in thousands):

	Number of Service-Based Incentive Units	Weighted-Average Grant Date Fair Value per Unit
Unvested at December 31, 2024	2,729	$1.82
Granted	18,731	0.45
Vested	(5,276)	0.77
Forfeited	(1,769)	0.56
Unvested at September 10, 2025	14,415	$0.58

During the years ended December 31, 2024 and 2023, the weighted average grant date fair value per Service-Based Incentive Unit granted was $0.97 and $1.72, respectively.

The aggregate fair value for the Service-Based Incentive Units which vested during the years ended December 31, 2024 and 2023 was $5.4 million and $16.7 million, respectively.

In connection with the IPO, on September 11, 2025 all 36,837,700 Service-Based Incentive Units that were fully vested and outstanding were exchanged for 4,699,140 shares of Class A common stock. All 14,415,951 Service-Based Incentive Units that were unvested were converted to 3,815,917 RSAs and vest following their original vesting schedules over the remaining life of the awards which is generally 2 years to 4 years after the date of grant. Refer to the RSU and RSA table further above. As of December 31, 2025 and 2024, there were 0 and 34,673,621 Service-Based Incentive Units outstanding, respectively.

Performance-Based Incentive Units

In connection with the IPO, on September 11, 2025 all 677,750 Performance-Based Incentive Units that were fully vested and outstanding were modified to RSUs and exchanged for 141,004 shares of Class A common stock. As of December 31, 2025 and 2024, there were 0 and 677,750 Performance-Based Incentive Units that were fully vested and outstanding, respectively. There were no awards granted or forfeited during the year ended December 31, 2025. All Performance-Based Incentive Units were fully vested as of December 31, 2024.

Phantom Units

The following table summarizes Phantom Units activity for the year ended December 31, 2025 (in thousands):

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

	Number of Phantom Units	Weighted-Average Grant Date Fair Value per Unit
Unvested at December 31, 2024	376	$0.94
Granted	2,508	0.45
Vested	(629)	0.57
Forfeited	(154)	0.45
Unvested at September 10, 2025	2,101	$0.50

During the years ended December 31, 2024 and 2023, the weighted average grant date fair value per Phantom Units granted was $0.90 and $1.56, respectively.

The aggregate fair value for the Phantom Units which vested during both the years ended December 31, 2024 and 2023 was less than $0.1 million.

In connection with the IPO, all 658,494 Phantom Units that were fully vested and outstanding were exchanged for 179,113 shares of Class A common stock. All 2,101,173 Phantom Units that were unvested were modified to 567,756 RSAs. As of December 31, 2025 and 2024, there were 0 and 406,600 Phantom Units outstanding, respectively.

Service-Based Common Units

In connection with the IPO, all 1,050,270 Service-Based Common Units that were fully vested and outstanding were converted to 321,219 shares of Class A common stock. As such, as of December 31, 2025 and 2024, there were 0 and 553,867 Service-Based Common Units that were fully vested and outstanding, respectively. There were no awards granted or forfeited during the year ended December 31, 2025. All Service-Based Common Units were fully vested as of December 31, 2024.

The aggregate fair value for the Service-Based Incentive Units that vested during the years ended December 31, 2024 and 2023 was $8.6 million and $7.0 million, respectively.

Original Phantom Units

The Company has granted options to certain employees under the Original Phantom Units plan that required automatic settlement in cash payment upon the occurrence of a change in control event. In connection with the IPO, all 384,312 Original Phantom Units that were fully vested and outstanding were exchanged for 64,144 shares of Class A common stock. All 94,973 Original Phantom Units that were unvested were modified to 15,871 RSAs. As such, there were 0 and 755,729 Original Phantom Units outstanding as of December 31, 2025 and 2024, respectively. Prior to the IPO, the Original Phantom Units were classified as a liability in Accrued expenses on the consolidated balance sheets due to the cash settlement requirements. As the service conditions were considered probable, the Company recognized a liability of $1.2 million and $1.3 million as of December 31, 2025 and December 31, 2024, respectively.

The Company recognized stock-based compensation expense of $85.0 million, $5.6 million, and $15.8 million for the years ended December 31, 2025 and 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recognized an income tax benefit (provision) of $0 related to stock-based compensation expense. Stock-based compensation expense is classified within Salaries and compensation in the consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

19. Income Taxes

The components of income (loss) before income taxes were attributable to the following regions (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(609,696)	$(146,955)	$(320,956)
Foreign	20,896	(3,965)	(2,793)
Total	$(588,800)	$(150,920)	$(323,749)

Provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	970	—	—
Foreign	721	597	646
Total current	1,691	597	646
Deferred
Federal	(7,254)	6,609	(4,962)
State	(473)	470	109
Foreign	49	(50)	133
Total deferred	(7,678)	7,029	(4,720)
Total (benefit from) provision for income taxes	$(5,987)	$7,626	$(4,074)

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2. Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2025, differs from the statutory federal income tax rate as follows (in thousands, except percentages):

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2025
	$	%
Provision for income taxes at U.S. federal statutory rate	$(123,648)	21.00%
State and local income taxes, net of federal benefit(1)	497	(0.08)%
Effect of cross-border tax laws:
Global Intangible Low-Taxed Income ("GILTI")	5,913	(1.00)%
Foreign Tax Effects	(2,865)	0.49%
Tax credits:
Research and development ("R&D") credits	(470)	0.12%
Foreign tax credits	(715)	0.08%
Valuation allowance	24,985	(4.24)%
Non-taxable or non-deductible items:
Non-deductible compensation	4,582	(0.78)%
Income taxed at the partner level	75,552	(12.83)%
Other:
Change in Tax Status	9,057	(1.55)%
Other	1,125	(0.19)%
Total (benefit from) provision for income taxes and effective tax rate	$(5,987)	1.02%
__________________
(1) State taxes in New York and California made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Provision for income taxes at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.25)%	0.07%
Income not subject to income taxes	(23.07)%	(19.55)%
Provision to return	0.21%	0.29%
Foreign rate differential	(0.75)%	(0.12)%
Valuation allowance	(2.17)%	(0.18)%
Other	(0.02)%	(0.25)%
Effective income tax rate	(5.05)%	1.26%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$34,478	$12,051
Unrealized losses	2,326	—
Equity-based compensation	16,011	—
Capitalized costs	1,902	—
Allowance/provision for losses	5,994	—
Deferred rent	2,276	—

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Other	311	617
Gross deferred tax assets	63,298	12,668
Less: valuation allowance	(40,879)	(8,555)
Total deferred tax assets	22,419	4,113
Deferred tax liabilities:
Unrealized gains	—	(7,246)
Intangibles	(22,032)	—
Other	(105)	(4,274)
Total deferred tax liabilities	(22,137)	(11,520)
Net deferred tax asset (liability)	$282	$(7,407)

In assessing the realizability of deferred tax assets, the Company, as of each reporting date, considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Based on this evaluation, the Company has determined that it is not more-likely-than-not that its deferred tax assets will be realized, and has recorded a full valuation allowance against its deferred tax assets (with the exception of a small portion of foreign deferred tax assets),

The Company's valuation allowance increased by $32.3 million and $3.5 million during 2025 and 2024, respectively, as a result of the change in tax status as well as current year taxable losses.

The Company had approximately $118.8 million of US federal net operating losses during December 31, 2025, which do not have an expiration date. The Company has approximately $90.3 million of US state and local net operating losses during December 31, 2025, which begin to expire in 2037. The Company has approximately $1.9 million of non-US net operating losses during December 31, 2025, which begin to expire in 2041.

Cash paid during the period for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State	259	198	—
Foreign	660	294	1,143
Total	919	492	1,143

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31,
2025
State
New York	$91
Texas	83

Foreign
India	176
Ireland	116
Singapore	288
United Kingdom	80
__________________
*Jurisdictions below the threshold for the period presented.

The Company does not have any unrecognized tax benefits as of the reporting date. It is the Company's policy to recognize interest and penalties related to uncertain tax benefits on the interest expense line and other expense line, respectively, in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheets.

The Company has not provided foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2025, because, at the time, the Company had intended to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place by the 2017 Tax Act.

The Company and its Income Taxed Affiliates file income taxes in the U.S. federal, state and local and various foreign jurisdictions. Generally, the returns remain open for three years from the date of filing for federal, state and local and foreign tax examinations. The Company's tax years remain open as early as 2018 for New York and 2021 for US federal and other state and local jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company has assessed the Act’s impact and concluded that it did not materially affect its effective tax rate for the year ended December 31, 2025.

20. Net Loss Per Share

Upon the consummation of the Company's IPO, all of the Company's pre-IPO Common Units were reclassified to Class A common stock and Class B common stock. The Company has retroactively adjusted the weighted average shares outstanding prior to the IPO to reflect this reclassification. Accordingly, the consolidated financial statements present all references to common stock and per share data as if the conversion of Common Units into common stock had occurred at the beginning of all periods presented.

The Company's basic and diluted net loss per share calculation for Class A common stock and Class B common stock for the years ended December 31, 2025, 2024, and 2023 is presented below (in thousands, except per share amounts):

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025		2024		2023
	Class A common stock	Class B common stock	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(187,550)	$(395,263)	$(10,289)	$(148,257)	$(14,980)	$(304,695)

Denominator:
Weighted average common stock outstanding, basic and diluted(1)(2)	12,084	25,468	319	4,599	226	4,599

Net loss per share attributable to common stockholders:
Basic and diluted	$(15.52)	$(15.52)	$(32.24)	$(32.24)	$(66.25)	$(66.25)
__________________
(1) Prior to the IPO, the Common Units outstanding excludes 25,256,004 and 24,485,635 Common Units and 9,417,617 and 9,426,525 Catch Up Common Units that were issued and outstanding as profits interest units as of December 31, 2024 and 2023, respectively. Vested Incentive Units and Convertible Preferred Units are considered as participating securities. However, these participating securities do not contractually require the holders to fund loss and were excluded from basic net loss per unit calculation for the years ended December 31, 2024 and 2023. Upon the consummation of the IPO, these units were fully converted into Class A common stock and Class B common stock and no longer outstanding.

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

When calculating diluted net loss per share, the Company determined no adjustments to basic net loss per share were required. Prior to the Company's IPO, potentially dilutive securities included Convertible Preferred Units, Convertible Notes and Service-Based Common Units, which could be settled in the Company's Common Units. Following the IPO, potentially dilutive securities that may be settled in the Company's Class A common stock include stock-based awards. For the periods presented, these potentially dilutive securities were excluded from the computation of diluted net loss per share for because their effect would have been anti-dilutive, as the Company reported a net loss. Accordingly, the Company did not apply the if-converted method to outstanding Convertible Preferred Units and Convertible Notes or the treasury stock method to the outstanding Service-Based Common Units and stock-based awards. For additional information, please refer to Note 13. Related Party Loans and Convertible Notes, Note 17. Preferred Units & Preferred Stock and Note 18. Stock-Based Compensation.

The following potentially dilutive units were not included in the computation of diluted shares outstanding as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Convertible Preferred Units	—	39,842	39,842
Unvested Service-Based Common Units	—	—	306
Unvested RSAs	3,180	—	—
Unvested RSUs	8,669	—	—
Outstanding stock options	6,847	—	—
Total	18,696	39,842	40,148

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had Convertible Notes with a fair value of $248.8 million, which were convertible, at the option of the holder upon maturity, into Series B Units at a price equal to 80% of the lowest original issue price per unit of the Series B Units. The underlying Series B Units were subsequently convertible into Common Units on a one-for-one basis. Please refer to Note 13. Related Party Loans and Convertible Notes for additional information. Upon the consummation of the IPO, all Convertible Notes were fully converted into shares of Class B common stock and are no longer outstanding.

21. Related Party Transactions

Services agreement

In 2017, the Company entered into an amended services agreement with Winklevoss Capital Management, LLC (“WCM”), a related party through common ownership, pursuant to which WCM provided management and consulting services to the Company (the “Services Agreement”). Fees under the Services Agreement were based on an allocation of WCM employee compensation proportional to WCM employee time spent providing services to the Company. The Company incurred expenses of $1.0 million, $0, and less than $0.1 million under this agreement during the years ended December 31, 2025, 2024 and 2023, respectively. These expenses were classified as General and administrative on the consolidated statements of operations and comprehensive loss. The Services Agreement was terminated in August 2025. There were no outstanding amounts related to WCM included in Accrued expenses as of both December 31, 2025 and 2024 on the consolidated balance sheets.
Computer services and storage facilities
In 2017, the Company entered into an agreement with Elysian Networks, LLC (“Elysian”), a related party through common ownership, pursuant to which Elysian provided equipment leasing, cloud based servers, data storage and computer processing services to the Company. The Company incurred expenses of $0.8 million, $0.7 million, and $1.7 million under this agreement during the years ended December 31, 2025, 2024 and 2023, respectively. These expenses were classified as Technology on the consolidated statements of operations and comprehensive loss. Amounts outstanding of $0 and $0.1 million were included in Accrued expenses as of December 31, 2025 and 2024, respectively, on the consolidated balance sheets. The agreement with Elysian was terminated in August 2025, and no further expenses have been incurred or payments made pursuant to the agreement thereafter.

In 2017, the Company also entered into an agreement with Salient Systems, LLC (“Salient”), a related party through common ownership, pursuant to which Salient provided data center leased space, cloud based computing and internet connectivity services to the Company. The Company did not incur any expenses under this agreement during the years ended December 31, 2025 and 2024, respectively. The Company incurred expenses of less than $0.1 million under this agreement during the year ended December 31, 2023. These expenses were classified as General and administrative on the consolidated statements of operations and comprehensive loss. The agreement was terminated during the year ended December 31, 2024 and no amounts were outstanding related to Salient as of December 31, 2025 and 2024.

Related party revenue

WCF, a related party through common ownership, accounted for $2.5 million, $2.2 million, and $1.0 million of the Company’s revenue during the years ended December 31, 2025, 2024 and 2023, respectively. WCF accounted for $0.1 million and $0.2 million of the Company’s Accounts receivable, net, for the years ended December 31, 2025 and 2024, respectively.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Related party loans

Refer to Note 13. Related Party Loans and Convertible Notes.

22. Commitments and Contingencies
Credit card receivables
In partnership with a credit card issuing bank (the “Issuing Bank”), the Company offers a credit card product to its customers. Under the terms of the program agreement, the Company is required to purchase from the Issuing Bank all credit card receivables originated under the program and offered for sale to the Company. The Company may also be required to repurchase certain receivables in the event of identity theft or other fraud and receivables that become more than 90 days delinquent, subject to the terms of the agreement.

Credit card receivables purchased under this arrangement are recorded on the Company’s consolidated balance sheets upon transfer. As of December 31, 2025 and 2024, the Company had purchased all credit card receivables of $219.8 million and $65.8 million, respectively, from the Issuing Bank. Certain credit card receivables are pledged as collateral under Company's Ripple Credit Agreement (see Note 15. Funding Debt). As of December 31, 2025 and 2024, the carrying value of pledged credit card receivables was $188.8 million and $0, respectively.

The agreement creates an ongoing commitment for the Company to purchase future receivables as they are originated. The amount of future purchases will fluctuate based on customer activity, credit card usage, and credit performance. The Company believes it maintains sufficient liquidity to fund these purchases as they become due.

Legal and regulatory matters

The Company is subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings arising in the ordinary course of business. In accordance with applicable accounting guidance, the Company accrues for loss contingencies when management determines that it is both probable that losses have been incurred and that the losses can be reasonably estimable. The Company accrued $1.0 million and $6.1 million in estimated loss contingencies as of December 31, 2025 and 2024, respectively, which are included in Accrued expenses on the consolidated balance sheets.

These estimated loss contingencies relate to any unsettled matters in which management has determined that a loss is probable and reasonably estimable. With respect to these matters, management believes losses in excess of amounts accrued, if any, are reasonably possible but cannot be reasonably estimated based on current available information. The Company disputes these claims and intends to defend these matters vigorously.

Earn-Related Litigation

On January 12, 2023, the Securities and Exchange Commission (the “SEC”) charged Gemini Trust Company, LLC (“GTC”), a wholly-owned subsidiary of the Company, for the unregistered offer and sale of securities to retail investors through GTC's facilitation of a program “Earn” that allowed customers to earn interest by lending their crypto assets to a third party partner, Genesis. The SEC’s complaint alleged that the Earn program constituted an offer and sale of securities under applicable law and should have been registered with the SEC. Genesis, which was also named in this complaint, entered into a settlement with the SEC. On April 2, 2025, the U.S. District Court for the Southern District of New York (the “SDNY”) ordered a 60-day stay, as requested by the parties, to explore a potential resolution, which stay was later extended until September 15, 2025. On September 12, 2025, the parties notified SDNY that they had reached a resolution in principle and would provide final paperwork for the resolution by December 15, 2025. On December 15, 2025, the parties filed another status report requesting a

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

continuation of the stay due to the government shutdown, and suggesting that the parties would file paperwork for the resolution by January 26, 2026. See Note 23. Subsequent Events for further details.

Described below are certain matters associated with Earn, totaling $137.0 million in expenses, which GTC has settled as of December 31, 2024. GTC fully accrued for these items as of December 31, 2023 and as a result there was no additional loss recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024. There is corresponding activity recorded in the statement of cash flows for the year ended December 31, 2024.

On October 19, 2023, GTC was named as a defendant in a lawsuit brought by the New York Attorney General (“NYAG”) against GTC and various other external parties, including but not limited to Genesis and its parent company Digital Currency Group Inc. (“DCG”), alleging violations and misrepresentations in connection with GTC's Earn program. On June 14, 2024, GTC entered into a settlement agreement with the NYAG that required GTC to distribute approximately $50.0 million (i.e., approximately 3% of in-kind assets) as described below.

On February 28, 2024, GTC entered into a settlement with the NYSDFS (“Consent Order”) that required GTC to contribute $40.0 million to Earn users’ recovery. Additionally, GTC paid a civil monetary penalty of $37.0 million related primarily to the Earn program. GTC paid the $37.0 million of civil monetary penalty to the NYSDFS on March 11, 2024. GTC contributed bitcoin worth $40.0 million, in compliance with the Consent Order, and an additional $10.0 million, in compliance with a settlement agreement associated with the Genesis bankruptcy, towards the Earn users' recovery.

On May 29, 2024, Gemini Earn users received approximately $2.2 billion of their crypto assets in kind, representing approximately 97% of the proceeds of a stipulated settlement reached between the relevant parties. To expedite closure, on June 20, 2024, GTC distributed the remaining approximately 3% of in-kind assets, worth approximately $50.0 million at the time of the settlement, to Earn users. By stepping in to settle the Earn matters, GTC assumed proprietary right of recovery claims of approximately $50.0 million in addition to the $7.5 million general unsecured creditor claim it already had against Genesis. The aggregate of these amounts was determined to have a book value of $29.5 million, all of which was received in 2024.

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

The Company is also subject to other matters for which it is unable to reasonably estimate a possible range of loss, if any. While the outcome of these matters is inherently uncertain and adverse decisions or settlements may occur from time to time, the Company does not currently believe that the ultimate resolution of any such matters will have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, the resolution of one or more of these matters could be material to the Company’s operating results for a particular reporting period, and the Company cannot provide assurance regarding their ultimate outcome.

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

23. Subsequent Events

Related Party Transactions

On January 1, 2026, the Company entered into a services agreement with WCM, a related party through common ownership, to provide executive security services to the Company.

Nifty Gateway

On January 23, 2026, the Company publicly announced the discontinuation of its Nifty Gateway NFT marketplace. The Company had initiated an orderly wind-down of Nifty Gateway in December 2025, and such wind-down activities did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

Earn-Related Litigation

Final paperwork for the resolution of this action, in which the parties agreed to dismiss the case without any monetary settlement or other relief of any kind, was filed on January 23, 2026. On January 28, 2026, the SEC dismissed its action against GTC. The parties reached a resolution under which the action was dismissed without any payment by GTC, and the court ordered the matter closed.

Exit and Wind-Down Plan

On February 4, 2026, Company approved a plan to exit and wind down its operations in the United Kingdom, the European Union and other European jurisdictions, and Australia (the “Plan”). The Company’s operations will continue in the United States and Singapore. The Plan was approved as part of an initiative to reduce operating expenses and support the Company’s path to profitability.

The Plan is expected to include a reduction in force of up to approximately 200 employees. The Company expects the Plan to be substantially completed in the first half of 2026, subject to applicable local law and consultation requirements.

In connection with the Plan, the Company currently estimates that it will incur pre-tax restructuring and related charges of approximately $10.9 million, substantially all of which are expected to result in cash expenditures. The Company expects to recognize substantially all of these charges in the first quarter of 2026. Actual amounts and timing may differ due to local law and consultation requirements and other factors.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 17, 2026, the Company announced that Marshall Beard, Chief Operating Officer, Dan Chen, Chief Financial Officer, and Tyler Meade, Chief Legal Officer, ceased serving in their respective roles, effective February 17, 2026. In addition, Mr. Beard resigned from the Company’s Board of Directors effective as of such date.

Effective February 17, 2026, the Board of Directors appointed Danijela Stojanovic as Interim Chief Financial Officer.

On March 29, 2026, in connection with the terminations by the Company, which were not for cause, the Company entered into separation agreements with Messrs. Beard, Chen, and Meade. These agreements waive any rights under the applicable Executive Employment Agreement, the Senior Executive Severance Plan, and the

Gemini Space Station, Inc.
Notes to Consolidated Financial Statements

Executive Severance Plan, and provide for continued base salary and vesting of time-based equity awards for three months with respect to Messrs. Beard and Meade and one month for Mr. Chen. The Company will recognize the financial impact of these arrangements in the period in which the agreements were executed.

Crypto Asset Loan

On March 5, 2026, following approval from the New York Department of Financial Services to release a portion of the Company's crypto assets maintained for regulatory capital purposes, the Company received notices of partial repayment demands from WCF demanding repayment of 1,750 BTC under the 5,000 BTC loan agreement. The Company completed repayments by the end of the following business day, as stated per the terms of the notice. These loans are disclosed in Note 13. Related Party Loans and Convertible Notes.

Subsequently, on March 18, 2026, the Company borrowed 822 BTC from WCF and pledged as collateral in connection with margin requirements on the third party loan with NYDIG, which reduced the amount of cash collateral required.

Securities Class Action Litigation

On March 18, 2026, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, certain of its current and former officers, and its directors. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering, as well as certain subsequent public disclosures. The plaintiff seeks, among other relief, compensatory damages, pre- and post-judgment interest, and attorneys’ fees and costs. The Company intends to vigorously defend against the claims. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting previously identified and disclosed in our registration statement on Form S-1 (File No. 333-289665), which was declared effective by the SEC on September 11, 2025.

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

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses that are currently being remediated, our Chief Executive Officer and Interim Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies. In addition, we are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, therefore, are not required to include an attestation report of our independent registered public accounting firm on internal control over financial reporting for so long as we remain an emerging growth company.

Changes in Internal Control Over Financial Reporting

As discussed above, we are implementing our remediation plan related to identified material weaknesses. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

(a) As previously announced, on February 17, 2026, the Company parted ways with Marshall Beard, our former Chief Operating Officer, Dan Chen, our former Chief Financial Officer, and Tyler Meade, our former Chief Legal Officer. On March 29, 2026, in respect of the terminations by the Company which were not for cause, the Company entered into separation agreements with Messrs. Beard, Chen, and Meade, which waive any rights under the applicable Executive Employment Agreement, the Senior Executive Severance Plan and the Executive Severance Plan and provide for continued base salary and vesting of time-based equity awards for three months with respect to Messrs. Beard and Meade and one month for Mr. Chen.

(b) During the three months ended December 31, 2025, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2026 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.Financial Statement Schedules

All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or because it is not required.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of September 12, 2025, by and between Gemini Astronaut Corps, LLC and Gemini Space Station, Inc.	10-Q	001-42836	2.1	11/10/2025
2.2	Agreement and Plan of Merger, dated as of September 12, 2025, by and among certain blocker entities and Gemini Space Station, Inc.	10-Q	001-42836	2.2	11/10/2025
2.3	Agreement and Plan of Merger, dated as of September 12, 2025, by and between Gemini Merger Sub, LLC and Gemini Space Station, LLC	10-Q	001-42836	2.3	11/10/2025
3.1	Amended and Restated Articles of Incorporation of Gemini Space Station, Inc.	8-K	001-42836	3.1	9/15/2025
3.2	Amended and Restated Bylaws of Gemini Space Station, Inc.	8-K	001-42836	3.2	9/15/2025
4.1	Form of Class A Common Stock Certificate	S-1	333-289665	4.1	8/15/2025
4.2	Registration Rights Agreement, dated September 12, 2025, by and among Gemini Space Station, Inc. and certain of its stockholders	10-Q	001-42836	4.2	11/10/2025
4.3	Description of the Registrant's Securities					X
10.1	Third Amended and Restated Limited Liability Company Agreement of Gemini Space Station, LLC	10-Q	001-42836	10.1	11/10/2025
10.2^	Credit Agreement, dated as of July 11, 2025, by and among Gemini Capricorn One, LLC, Gemini Constellation, LLC and Ripple Labs Inc.	S-1	333-289665	10.3	8/15/2025
10.3	First Amendment to Credit Agreement, dated as of August 13, 2025, by and among Gemini Capricorn One, LLC, Gemini Constellation, LLC, and Ripple Labs, Inc.					X
10.4^	Second Amendment to Credit Agreement, dated as of December 26, 2025, by and among Gemini Capricorn One, LLC, Gemini Constellation, LLC, and Ripple Labs, Inc.					X
10.5^	Master Repurchase Agreement, dated as of July 25, 2025, by and between NYDIG Funding LLC and Gemini Space Station, LLC	S-1/A	333-289665	10.4	8/21/2025
10.6	Form of Indemnification Agreement	S-1	333-289665	10.5	8/15/2025
10.7†	Employment Agreement of Cameron Winklevoss	S-1	333-289665	10.6	8/15/2025
10.8†	Employment Agreement of Tyler Winklevoss	S-1	333-289665	10.7	8/15/2025
10.9#†	Executive Employment Agreement of Dan Chen	S-1	333-289665	10.8	8/15/2025
10.10#†	Executive Employment Agreement of Marshall Beard	S-1	333-289665	10.9	8/15/2025
10.11#†	Executive Employment Agreement of Tyler Meade	S-1	333-289665	10.10	8/15/2025
10.12†	Gemini Space Station Senior Executive Severance Plan	S-1	333-289665	10.11	8/15/2025
10.13†	Gemini Space Station Executive Severance Plan	S-1	333-289665	10.12	8/15/2025
10.14†	Gemini Space Station, Inc. 2025 Omnibus Incentive Plan	S-1/A	333-289665	10.13	9/2/2025
10.15†	Gemini Space Station, Inc. 2025 Employee Stock Purchase Plan	S-1/A	333-289665	10.14	9/2/2025
10.16†	Gemini Space Station, Inc. Non-Employee Director Compensation Policy	S-1	333-289665	10.15	8/15/2025
10.17	Class A Common Stock Purchase Agreement, dated September 8, 2025, by and among Gemini Space Station, Inc. and Nasdaq, Inc.	S-1/A	333-289665	10.16	9/9/2025
10.18†	Release and Separation Agreement, dated as of March 29, 2026, by and between Gemini Space Station, Inc. and Dan Chen					X
10.19†	Release and Separation Agreement, dated as of March 29, 2026, by and between Gemini Space Station, Inc. and Marshall Beard					X
10.20†	Release and Separation Agreement, dated as of March 29, 2026, by and between Gemini Space Station, Inc. and Tyler Meade					X
19.1	Gemini Space Station, Inc. Securities Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signatures page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Policy Relating to the Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
† Indicates a management contract or compensatory plan
# Certain portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(a)(6) of Regulation S-K
^ Certain portions of this exhibit (indicated by asterisks) have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Gemini Space Station, Inc.
Date: March 31, 2026          By: /s/ Tyler Winklevoss
Tyler Winklevoss
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2026              By: /s/ Danijela Stojanovic
Danijela Stojanovic
Interim Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tyler Winklevoss and Danijela Stojanovic, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tyler Winklevoss	Co-Founder, Chief Executive Officer and Director	March 31, 2026
Tyler Winklevoss	(Principal Executive Officer)

/s/ Danijela Stojanovic	Interim Chief Financial Officer	March 31, 2026
Danijela Stojanovic	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cameron Winklevoss	Co-Founder, President and Director	March 31, 2026
Cameron Winklevoss

/s/ Sachin Jaitly	Director	March 31, 2026
Sachin Jaitly

/s/ Jonathan Durham	Director	March 31, 2026
Jonathan Durham

/s/ James Esposito	Director	March 31, 2026
James Esposito

/s/ Maria Filipakis	Director	March 31, 2026
Maria Filipakis