Form 10-Q
period 2026-03-31
Gemini Space Station, Inc.
filed 2026-05-15
CIK 2055592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 8, 2026, the registrant had outstanding 44,163,149 and 75,126,784 of shares of Class A and Class B common stock, respectively, each with a par value of $0.001.
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

•economic, digital asset, and industry trends, projected growth, or trend analysis;
•our expectations regarding our liquidity, capital resources, indebtedness, financing arrangements, debt service obligations, collateral requirements, regulatory capital and reserve requirements, and our ability to obtain additional capital or financing on acceptable terms, or at all;

•our expectations regarding legal and regulatory proceedings, investigations, litigation, enforcement actions, and related developments;

•the impact of pending and future litigation, regulatory proceedings, enforcement actions, and changes in federal or state law, including the possibility that such matters or changes could affect whether we offer, or continue to offer, certain products or services, including event contracts;

•trends in revenue, cost of revenue, operating expenses and expectations regarding these items; and

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

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Gemini,”
the “Company,” the “Corporation,” “we,” “our,” “us,” or similar terms refer to Gemini Space Station, Inc. and its subsidiaries.

Part I—Financial Information
Item 1. Financial Statements

Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$215,623	$252,215
Restricted cash and cash equivalents	103,747	115,279
Customer custodial funds	483,774	527,354
Crypto assets held	271,956	439,622
Accounts receivable, net(1)	32,474	30,887
Credit card receivables pledged, net	183,965	188,754
Prepaid expenses and other current assets	42,957	52,140
Total current assets	1,334,496	1,606,251
Software, property and equipment, net	14,947	15,083
Intangible assets, net	134,231	139,805
Other non-current assets, net	38,142	40,708
Total assets	$1,521,816	$1,801,847
Liabilities and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$483,656	$527,307
Accounts payable	1,958	2,647
Accrued expenses	73,683	55,466
Third party loans	75,349	75,151
Related party loans	252,574	403,931
Funding debt	140,457	154,374
Other current liabilities	19,237	21,528
Total current liabilities	1,046,914	1,240,404
Non-current liabilities:
Lease liabilities	18,764	20,570
Total non-current liabilities	18,764	20,570
Total liabilities	1,065,678	1,260,974
Commitments and contingencies (Note 22)
Stockholders' equity:
Class A common stock, par value $0.001 per share; 1,000,000 shares authorized; 44,007 and 42,329 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	45	43
Class B common stock, par value $0.001 per share; 100,000 shares authorized; 75,127 shares issued and outstanding as of March 31, 2026 and December 31, 2025	75	75
Preferred stock, par value $0.001 per share; 20,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Treasury stock at cost; 1,132 and 284 shares as of March 31, 2026 and December 31, 2025, respectively	(569)	(568)
Additional paid-in capital	2,607,625	2,583,689
Accumulated other comprehensive income	1,193	887
Accumulated deficit	(2,152,231)	(2,043,253)
Total stockholders’ equity	456,138	540,873
Total liabilities and stockholders’ equity	$1,521,816	$1,801,847

Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

__________________
(1) Includes related party amounts of $0.2 million and $0.1 million in Accounts receivable, net as of March 31, 2026 and December 31, 2025, respectively, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Net revenue(1)	$48,578	$35,117
Other revenue	1,694	205
Total revenue	50,272	35,322
Operating expenses:
Salaries and compensation	65,428	34,272
Technology(2)	22,090	16,674
General and administrative(3)	21,680	13,999
Transaction losses	11,090	4,130
Sales and marketing	19,071	9,036
Transaction processing	5,101	5,238
Total operating expenses	144,460	83,349
Operating loss	(94,188)	(48,027)
Other income (expense):
Realized and unrealized loss on crypto assets and receivable, crypto assets pledged	(100,977)	(128,929)
Realized and unrealized gain on related party crypto loans	90,082	99,001
Change in fair value on related party convertible notes	—	(8,187)
Change in fair value on related party loans	—	(55,547)
Interest expense on related party loans	(3,311)	(13,897)
Interest expense on third party loans	(1,792)	(3,228)
Interest expense on funding debt	(2,495)	—
Other income (expense), net	3,724	4,538
Total other income (expense), net	(14,769)	(106,249)
Net loss before income taxes	(108,957)	(154,276)
Income tax benefit (provision)	(21)	5,012
Net loss	$(108,978)	$(149,264)
Net loss per share attributable to common stockholders:
Basic	$(0.93)	$(30.34)
Diluted	$(0.93)	$(30.34)
Weighted average shares outstanding - basic and diluted	116,582	4,920
Net loss	$(108,978)	$(149,264)
Other comprehensive income:
Foreign currency translation, net of tax	306	475
Change in fair value attributable to instrument-specific credit risk	—	4,327
Total other comprehensive income	306	4,802
Comprehensive loss	$(108,672)	$(144,462)
__________________
(1) Net revenue includes related party amounts of $0.3 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, as outlined in Note 21. Related Party Transactions.
(2) Technology expenses include related party amounts of $0 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, as outlined in Note 21. Related Party Transactions.
(3) General and administrative expenses include related party amounts of $0.4 million and $0 for the three months ended March 31, 2026 and 2025, respectively, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	—	$—	117,740	$118	(284)	$(568)	$2,583,689	$887	$(2,043,253)	$540,873
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	—	—	2,525	2	—	—	(242)	—	—	(240)
Forfeiture of unvested restricted shares	—	—	—	—	—	—	(848)	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	24,178	—	—	24,178
Net loss	—	—	—	—	—	—	—	—	—	—	(108,978)	(108,978)
Other comprehensive income	—	—	—	—	—	—	—	—	—	306	—	306
Balance at March 31, 2026	—	$—	—	$—	120,265	$120	(1,132)	$(569)	$2,607,625	$1,193	$(2,152,231)	$456,138

Balance at December 31, 2024	39,842	$534,368	50,761	$—	—	$—	—	$—	$662,091	$2,987	$(1,460,440)	$(795,362)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	17,622	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,455	—	—	1,455
Net loss	—	—	—	—	—	—	—	—	—	—	(149,264)	(149,264)
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,802	—	4,802
Balance at March 31, 2025	39,842	$534,368	68,383	$—	—	$—	—	$—	$663,546	$7,789	$(1,609,704)	$(938,369)

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(108,978)	$(149,264)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,482	7,855
Impairment	1,327	—
Change in fair value on related party convertible notes	—	8,187
Change in fair value on related party loans	—	55,547
Realized and unrealized loss on crypto assets and receivable, crypto assets pledged	100,977	128,929
Realized and unrealized gain on related party crypto loans	(90,082)	(99,001)
Provision for transaction losses	11,090	4,130
Stock-based compensation	24,178	1,455
Crypto assets received as revenue	(3,532)	(9,641)
Crypto asset payments for expenses	11,761	6,734
Warrants received as revenue	(2,710)	—
Non-cash lease expense	2,549	1,127
Realized and unrealized gain on derivatives	(3,323)	(3,230)
Other operating activities, net	2,650	762
Changes in operating assets and liabilities:
Purchase of crypto assets	(65,588)	(20,553)
Disposal of crypto assets	54,200	47,043
Accounts receivable	(28,112)	(3,032)
Other assets	13,096	28,459
Accounts payable and accrued expenses	18,363	(9,562)
Payables due to related parties	(638)	13,804
Payables due to third parties	—	3,229
Payables due for funding debt	173	—
Lease liabilities	(2,062)	(1,392)
Other liabilities	2,747	(30,000)
Net cash used in operating activities	(54,432)	(18,414)
Cash flows from investing activities
Proceeds from disposal of crypto assets	2,853	34,405
Purchases of credit card receivables	(489,314)	(119,485)
Proceeds from repayments of credit card receivables	510,644	116,760
Capitalization of internally developed software costs	(1,991)	(1,188)
Purchase of software, property and equipment	(127)	(188)
Other investing activities, net	130	(25)
Net cash provided by investing activities	22,195	30,279
Cash flows from financing activities
Custodial funds due to customers, net of redemptions	(45,136)	(81,421)
Proceeds from funding debt	435,200	—
Repayment of funding debt	(449,290)	—
Payment of withholding taxes on settlement of restricted stock units	(240)	—
Payment for tax withholdings related to net share settlements of equity awards	(1)	—
Net cash used in financing activities	(59,467)	(81,421)

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(91,704)	(69,556)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period	894,848	646,858
Cash, cash equivalents, restricted cash and cash equivalents, end of period	$803,144	$577,302

Cash, cash equivalents, restricted cash and cash equivalents consisted of the following:
Cash and cash equivalents	$215,623	$39,199
Restricted cash and cash equivalents	103,747	44,152
Customer custodial funds	483,774	493,951
Total cash, cash equivalents, restricted cash and cash equivalents	$803,144	$577,302

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,543	$93
Cash paid during the period for income taxes, net of refunds	123	183

Supplemental schedule of non-cash investing and financing activities
Related party loans received in crypto assets	58,571	114,575
Conversion of related party loans into related party convertible notes	—	246,245
Repayments of related party loans denominated in crypto assets	119,208	15,075
Credit card receivables posted (returned) as collateral for funding debt, net	(4,789)	—
Crypto assets posted (returned) as collateral for third party loans, net	—	(58,726)
Crypto asset collateral received (returned) for derivatives, net	(424)	(780)
Repayment of third party loan interest denominated in crypto	—	3,229
Change in fair value attributable to instrument-specific credit risk	—	4,327

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Gemini Space Station, Inc., (the “Corporation,” “Company,” “Gemini,” or “Space Station”) a Nevada corporation, was formed on February 4, 2025, and has a fiscal year end of December 31. Pursuant to a reorganization that occurred concurrently with the initial public offering (“IPO”) in September 2025, the Corporation is a holding company, and its principal asset is a controlling equity interest in Gemini Space Station, LLC (“GSS, LLC”), a related party. The Corporation is the sole managing member of GSS, LLC and controls all of its businesses and affairs.

The Company offers a mobile and web-based crypto asset exchange platform, proprietary wallet infrastructure and custody solutions, high-performance over-the-counter trading solutions tailored to institutions and professional clients, a proprietary United States dollar-backed stablecoin, a crypto asset staking service, a credit card product that offers crypto asset rewards on customer purchases, a regulated prediction markets platform, and a spot margin trading service. The Company operates in multiple jurisdictions and provides security solutions across all of its product offerings.

Certain subsidiaries are regulated by, and/or subject to oversight or indirect impact from, various state, federal and self-regulatory organizational governing bodies, including the New York State Department of Financial Services (“NYSDFS”), the Financial Industry Regulatory Authority (“FINRA”), and the Commodity Futures Trading Commission (“CFTC”).

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gemini Space Station, Inc., and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's financial statements for the periods presented.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (the “Annual Report”). There have been no material changes in the Company's most significant estimates and assumptions, significant accounting policies, segment reporting, or recent accounting pronouncements as described in our audited consolidated financial statements included in our Annual Report, other than as disclosed below.

Use of estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, the fair value of crypto assets, allowance for transaction losses, contingent liabilities, the Company's incremental borrowing rate, fair value of derivatives, fair value of strategic investments, fair value of stock options, the useful life of long-lived assets, and the recoverability of long-lived assets.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties. To the extent that there are material differences between management's estimates and actual results, the Company’s condensed consolidated financial statements could be materially affected. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that it is no longer an emerging growth company. The Company would cease to be an emerging growth company on the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, has more than $700.0 million in market value of its stock held by non-affiliates (and it has been a public company for at least 12 months, and has filed an annual report on Form 10-K), or it issues more than $1.0 billion in non-convertible debt securities over a three-year period.

Customer custodial funds and custodial funds due to customers

Customer custodial funds represent restricted cash and cash equivalents maintained in segregated Company bank accounts that are held for the exclusive benefit of customers. The Company has restricted cash deposits at financial institutions related to the Gemini Dollar (“GUSD”).

Customer custodial funds related to GUSD were $43.6 million and $46.6 million as of March 31, 2026 and 2025, respectively. Customer custodial funds due to customers related to GUSD were $42.9 million and $45.6 million as of March 31, 2026 and 2025, respectively.

Loan receivables

The Company extends financing to certain customers in the form of (i) on-exchange loans and (ii) margin loans to facilitate trading activity on its platform.

On-Exchange Loans

On-exchange loans are short-term, non-interest-bearing advances provided to customers that may be used solely for trading on the Company’s platform. These arrangements are contractually repayable, callable at the Company’s discretion, and are subject to account restrictions that limit the customer’s ability to withdraw or transfer loan proceeds outside of the platform. On-exchange loans are recorded at amortized cost, which approximates fair value due to their short-term nature. These loans do not generate interest income.

Margin Loans

Margin loans are interest-bearing loans extended to customers to enable leveraged trading. These loans are collateralized by customer assets held on the Company’s platform and are subject to margin maintenance

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

requirements, ongoing monitoring, and liquidation provisions. The Company does not recognize such collateral on its condensed consolidated balance sheets as it does not obtain control of the assets. Margin loan receivables are recorded at amortized cost, which approximates fair value due to their short-term nature. Interest income on margin loans is recognized over time based on the outstanding loan balance and applicable interest rates, which accrue on an hourly basis, and is included in Net revenue on the condensed consolidated statements of operations and comprehensive loss, primarily within other transaction revenue. See Note 3. Revenue.

The Company evaluates its loan receivables for expected credit losses in accordance with applicable guidance. These arrangements are subject to collateral requirements, account restrictions, and liquidation rights that are designed to mitigate credit risk. Based on these factors, the Company’s credit exposure is limited. No allowance for credit losses or write-offs has been recorded for the periods presented.

On-exchange loans and margin loans are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

Concentration of credit risk

Certain financial instruments, primarily consisting of cash and cash equivalents, restricted cash and cash equivalents, customer custodial funds, and accounts receivable, may subject the Company to concentrations of credit risk. The Company generally maintains cash balances in excess of federally insured limits.

As of March 31, 2026 and December 31, 2025, the Company had no customers that accounted for more than 10% of the Company’s Accounts receivable, net.

In addition, during the three months ended March 31, 2026 and 2025, no customer accounted for more than 10% of Total revenue.

Sales and marketing

Sales and marketing expense includes costs incurred to promote the Company’s brand, products, and services and to acquire, retain, and engage customers. These costs include advertising and promotional expenses, credit card rewards and customer incentive programs, sponsorships and partnerships, marketing campaigns, and other sales and marketing-related costs. Advertising costs are expensed as incurred.

During the three months ended March 31, 2026 and 2025, advertising expense was $7.0 million and $2.9 million, respectively.

Recent accounting pronouncements
There have been no material developments relating to recent accounting pronouncements, including the expected dates of adoption and estimated effects on the condensed consolidated financial statements and footnote disclosures, since those disclosed in the Annual Report.

3. Revenue

Revenue recognition

The Company determines revenue recognition from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents revenue of the Company disaggregated by revenue source and ASC 606 applicability (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue
Transaction revenue
Exchange	$17,172	$23,538
OTC	6,325	129
Prediction markets revenue	444	—
Other transaction revenue	187	461
Total transaction revenue	24,128	24,128
Services revenue
Credit card revenue	14,700	3,748
Staking revenue	2,137	3,106
Advisory fee revenue	2,710	—
Custodial fee revenue	1,868	1,862
Other services revenue	400	—
Total services revenue	21,815	8,716
Total net revenue from contracts with customers	45,943	32,844
Other revenue
Other	82	85
Total other revenue	82	85

Revenue not from contracts with customers(1)
Interest income	2,635	2,273
Corporate interest	1,612	120
Total revenue not from contracts with customers	4,247	2,393
Total revenue	$50,272	$35,322
__________________
(1) Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606. Interest income is included within Net revenue and corporate interest is included within Other revenue, respectively, on the condensed consolidated statements of operations and comprehensive loss.

Prediction markets revenue

In December 2025, the Company launched Gemini Predictions™, a CFTC-regulated prediction markets platform offered through its affiliate Gemini Titan, LLC (“Gemini Titan”), which holds a Designated Contract Market (“DCM”) license. Gemini Predictions allows eligible customers to trade binary event contracts on the outcomes of specified future events. The Company generates revenue from its prediction markets through transaction fees charged to customers for executing trades. Revenue is recognized at a point in time when the transaction is executed, as the Company satisfies its performance obligation by facilitating the trade.

Revenue by geographic location

    The following table presents revenue of the Company disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2026	2025
U.S.	$45,177	$31,423
International(1)	5,095	3,899
Total revenue(2)	$50,272	$35,322
__________________
(1) No country, outside the U.S., accounted for more than 10% of Total revenue.
(2) Total revenue includes $4.2 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, that is not recognized within the scope of ASC 606 as outlined above.

4. Restructuring Activities

On February 5, 2026, the Company announced its plan to wind down operations in the United Kingdom, European Union, other European jurisdictions, and Australia, including a reduction in force of approximately 200 employees and the related exit or early termination of certain office leases in London, Malta, and San Francisco. On February 17, 2026, the Company separately announced the departure of three executives. The wind-down, workforce reduction, lease-related actions, and executive departures are collectively referred to herein as the "Restructuring." In connection with the Restructuring, the Company recorded approximately $7.9 million of charges in the three months ended March 31, 2026, consisting primarily of severance and personnel costs, operating lease right-of-use (“ROU”) asset impairment charges, and lease termination fees. These charges are included within Salaries and compensation and General and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. These actions were undertaken as part of a strategic initiative to streamline the Company’s operations.

A summary of the restructuring charges for the three months ended March 31, 2026 by major activity type is as follows (in thousands):

	Facilities Consolidation(1)	Severance and Other Personnel Costs	Total
Salaries and compensation - cash	—	6,484	6,484
General and administrative	1,382	—	1,382
Total	$1,382	$6,484	$7,866
__________________
(1) Facilities consolidation includes lease termination costs and impairment charges and accelerated expenses related to certain operating lease ROU assets and non-recoverable furniture and fixtures.

In connection with the Restructuring, the Company recognized a net benefit of approximately $7.1 million  related to stock-based compensation. This net benefit was primarily driven by $8.8 million of forfeitures of unvested awards associated with terminated employees, partially offset by incremental expense of $1.7 million recognized from the acceleration of vesting for certain awards. This net benefit is recorded within Salaries and compensation

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

expense on the condensed consolidated statements of operations and comprehensive loss, consistent with the Company's accounting policy for stock-based compensation, and is excluded from restructuring charges above.

The following table is a summary of the changes in the severance and other personnel obligations, included within Accrued expenses and Other current liabilities on the condensed consolidated balance sheets, related to the Restructuring (in thousands):

Balance as of January 1, 2026	$—
Severance and other personnel costs	6,484
Cash payments during the period	(5,311)
Balance as of March 31, 2026	$1,173

The Company expects substantially all remaining severance and termination-related obligations to be settled in cash by the end of the second quarter of 2026.

5. Accounts Receivable, Net

Accounts receivable, net of allowance consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Credit card receivables(1)	$33,128	$31,047
Retail receivables	16,715	9,682
Custodial fees receivable	2,537	2,014
Staking fees receivable	971	1,270
Other fees receivable	3,876	3,181
Allowance for transaction losses	(24,753)	(16,307)
Total accounts receivable, net of allowance	$32,474	$30,887
__________________
(1) Includes $0.9 million and $0.7 million of accrued interest receivable, net as of March 31, 2026 and December 31, 2025, respectively.
The Company holds both pledged and unpledged credit card receivables. Unpledged credit card receivables are included in Accounts receivable, net on the condensed consolidated balance sheets. Credit card receivables that have been pledged as collateral under the Company’s warehouse credit agreement are presented separately as Credit card receivables pledged, net on the condensed consolidated balance sheets. See Note 16. Funding Debt for additional information regarding pledged credit card receivables.

Allowance for transaction losses consisted of the following for the three months ended March 31, 2026 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Three Months Ended March 31, 2026	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total(1)
Beginning balance	$9,238	$—	$—	$7,069	$—	$16,307
Provision for (reversal of) credit losses(1)	2,304	—	(155)	7,735	297	10,181
Write-offs(2)	(7,890)	—	(147)	(4,077)	(297)	(12,411)
Recoveries and reversals of write-offs	10,374	—	302	—	—	10,676
Ending balance	$14,026	$—	$—	$10,727	$—	$24,753
__________________
(1) Credit card receivable provision for losses include $4.1 million related to a discrete fraud reserve for the three months ended March 31, 2026.
(2) Credit card receivable write-offs include $0.9 million related to accrued interest receivable for the three months ended March 31, 2026.

Allowance for transaction losses consisted of the following for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total(1)
Beginning balance	$3,780	$—	$—	$6,563	$(75)	$10,268
Provision for credit losses	1,316	—	121	2,526	167	4,130
Write-offs(1)	(887)	—	(121)	(2,008)	(82)	(3,098)
Ending balance	$4,209	$—	$—	$7,081	$10	$11,300
__________________
(1) Credit card receivable write-offs include $0.3 million related to accrued interest receivable for the three months ended March 31, 2025.

For all accounts receivable, the Company evaluates collectability at each reporting date and writes off unsecured balances when they are outstanding for more than 180 days or when the balances are otherwise deemed to be uncollectible. The provision for transaction losses is recorded in Transaction losses on the condensed consolidated statements of operations and comprehensive loss.

In assessing credit quality of the credit card receivable portfolio, the Company considers delinquency status as a key indicator. As of March 31, 2026 and December 31, 2025, 96.2% and 96.9%, respectively, of the Company's receivables were current or less than 30 days past due.

6.    Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$—	$—	$—	$—
Restricted cash equivalents:
Money market funds	1,689	—	—	1,689
Crypto assets held:
Bitcoin	262,110	—	—	262,110
Ether	5,283	—	—	5,283
Other crypto assets	4,563	—	—	4,563
Accounts receivable, net:
Derivative assets(1)	—	(629)	—	(629)
Prepaid expenses and other current assets:
Equity securities	239	—	—	239
Crypto asset options	—	139	—	139
Crypto asset futures	—	9	—	9
Other non-current assets:
Warrants	—	—	757	757
Total assets	$273,884	$(481)	$757	$274,160
Liabilities
Related party loans:
Derivative liabilities(1)	$—	$8,233	$—	$8,233
Other current liabilities:
Crypto asset collateral payable	—	480	—	480
Crypto asset options	—	139	—	139
Crypto asset futures	—	30	—	30
Total liabilities	$—	$8,882	$—	$8,882
__________________
(1) Excludes the related host contracts which are not measured and recorded at fair value as of March 31, 2026 and are disclosed in the table below.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$21,242	$—	$—	$21,242
Restricted cash equivalents:
Money market funds	$1,674	$—	$—	$1,674
Crypto assets held:
Bitcoin	420,635	—	—	420,635
Ether	8,072	—	—	8,072
Other crypto assets	10,915	—	—	10,915
Accounts receivable, net:
Derivative assets(1)	—	(371)	—	(371)
Prepaid expenses and other current assets:
Equity securities	357	—	—	357
Crypto asset options	—	69	—	69
Other non-current assets:
Warrants	—	—	851	851
Total assets	$462,895	$(302)	$851	$463,444
Liabilities
Related party loans:
Derivative liabilities(1)	$—	$188,576	$—	$188,576
Other current liabilities:
Crypto asset collateral payable	—	904	—	904
Crypto asset options	—	69	—	69
Crypto asset futures	—	13	—	13
Total liabilities	$—	$189,562	$—	$189,562
__________________
(1) Excludes the related host contracts which are not measured and recorded at fair value as of December 31, 2025 and are disclosed in the table below.

Refer to Note 2. Summary of Significant Accounting Policies for further details on the valuation methods and significant inputs of the Level 2 and Level 3 assets and liabilities identified in the Company's audited annual consolidated financial statements for the year ended December 31, 2025.

During the three months ended March 31, 2026, the Company did not make any transfers in or out of Level 3 of the fair value hierarchy.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a roll-forward of Level 3 investments measured and recorded at fair value on a recurring basis (in thousands):

Level 3 Investments - Warrants

	Three Months Ended March 31,
	2026	2025
Beginning balance	$851	$—
Unrealized loss attributable to change in fair value	(94)	—
Ending balance	$757	$—

Level 3 Investments - Convertible Notes

	Three Months Ended March 31,
	2026	2025
Beginning balance related party convertible notes	$—	$248,783
Additions	—	3,945
OCI - Change in fair value attributable to instrument-specific credit risk	—	(1,222)
Unrealized loss attributable to change in fair value	—	8,187
Ending balance related party convertible notes	$—	$259,693

Level 3 Investments - Term Loans

	Three Months Ended March 31,
	2026	2025
Beginning balance related party term loans	$—	$237,209
Additions	—	64,653
OCI - Change in fair value attributable to instrument-specific credit risk	—	(3,105)
Unrealized loss attributable to change in fair value	—	55,547
Ending balance related party term loans	$—	$354,304

Prior to the IPO, the Company fair valued its convertible notes and convertible term loans utilizing a scenario-based approach that considered various conversion and repayment scenarios, along with a discounted cash flow analysis, which was used to determine the value of an investment today based on projections of future cash flows. The significant input utilized in the discounted cash flow analysis included the discount rate which ranged from 19.5% - 21.3% for the three months ended March 31, 2025. Upon the IPO, convertible notes and related party term loans converted to equity and were no longer outstanding as of December 31, 2025.

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

The Company’s strategic investments are also measured at fair value on a non-recurring basis. Such fair value measurements are based predominantly on Level 3 inputs such as the recent transaction price involving the same or similar investment, and are adjusted as necessary to reflect relevant market conditions and investment-specific factors. Refer to Note 9. Prepaid Expenses and Other Assets for additional information.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Financial assets and liabilities not measured and recorded at fair value

The following tables summarize the estimated fair values of our financial assets and financial liabilities that are measured at amortized cost, and are not required to be carried at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$215,623	$—	$—	$215,623
Restricted cash and cash equivalents	102,058	—	—	102,058
Customer custodial funds	483,774	—	—	483,774
Accounts receivable, net(2)	7,549	—	25,555	33,104
Total assets	$809,004	$—	$25,555	$834,559

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customers	$483,656	$—	$—	$483,656
Third party loans	—	75,349	—	75,349
Related party loans(2)	—	244,341	—	244,341
Funding debt	—	140,457	—	140,457
Total liabilities	$483,656	$460,147	$—	$943,803
__________________
(1) The total carrying value is equal to the total estimated fair value for all financial assets and liabilities.
(2) Excludes the embedded derivatives which are measured and recorded at fair value as of March 31, 2026 and are disclosed in the table above.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2025
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$252,215	$—	$—	$252,215
Restricted cash and cash equivalents	113,605	—	—	113,605
Customer custodial funds	527,354	—	—	527,354
Accounts receivable, net(2)	7,280	—	23,978	31,258
Total assets	$900,454	$—	$23,978	$924,432

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customers	$527,307	$—	$—	$527,307
Third party loans	—	75,151	—	75,151
Related party loans(2)	—	215,355	—	215,355
Funding debt	—	154,374	—	154,374
Total liabilities	$527,307	$444,880	$—	$972,187
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

7. Derivatives

The following table summarizes the balance sheet impact of crypto asset options and futures not designated as hedges and measured at fair value as of March 31, 2026 (in thousands):

	March 31, 2026
	Gross Notional(1)	Assets	Liabilities
Crypto asset options	$960	$139	$(139)
Crypto asset futures	2,269	9	(30)
Total		$148	$(169)
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

Please refer to Note 6. Fair Value Measurements for fair value details on embedded derivatives. During the three months ended March 31, 2026 and 2025, the change in fair value of the embedded derivatives decreased by $0.2 million and $0.5 million, respectively.

Gain (loss) on changes in the fair value of options and futures recorded in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Derivative assets
Crypto asset options	5,020	380
Crypto asset futures	4,398	5,639
Total	$9,418	$6,019

Derivative liabilities
Crypto asset options	$(3,966)	$(1,414)
Crypto asset futures	(2,129)	(1,375)
Total	$(6,095)	$(2,789)

The below table represents the breakdown of crypto asset collateral associated with derivative positions (in thousands):

	March 31, 2026	December 31, 2025
Crypto assets held as collateral meeting the recognition criteria	$480	$904
Crypto assets held as collateral not meeting the recognition criteria	$—	$—
Crypto assets pledged as collateral not meeting the derecognition criteria	$6,437	$2,791

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Crypto Assets Held

The following table presents a summary of the crypto assets held at fair value by the Company (in thousands except for units):

	March 31, 2026
	Units	Cost Basis	Fair Value
Bitcoin	3,839	$254,690	$262,110
Ether	2,517	8,321	5,283
Other crypto assets	nm(1)	10,372	4,563
Total		$273,383	$271,956
__________________
(1) not meaningful

	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	4,827	$235,186	$420,635
Ether	2,741	9,590	8,072
Other crypto assets	nm(1)	11,862	10,915
Total		$256,638	$439,622
__________________
(1) not meaningful

The following table presents a roll-forward of the Company's crypto assets held measured at fair value (in thousands):

	Bitcoin	Ether	Other	Total
Crypto assets held at December 31, 2024	$412,115	$17,562	$40,424	$470,101
Addition of crypto assets(1)(2)	696,251	430,434	39,693	1,166,378
Disposition of crypto assets(1)(2)	(640,120)	(441,969)	(39,097)	(1,121,186)
Realized gain on crypto assets(3)	77,347	33,704	5,123	116,174
Realized loss on crypto assets	(15,066)	(29,589)	(2,045)	(46,700)
Unrealized gain (loss) on crypto assets(4)	(109,892)	(2,070)	(33,183)	(145,145)
Crypto assets held at December 31, 2025	$420,635	$8,072	$10,915	$439,622
Addition of crypto assets	78,386	4,895	6,819	90,100
Disposition of crypto assets	(141,825)	(5,369)	(9,595)	(156,789)
Realized gain on crypto assets(3)	77	237	2,467	2,781
Realized loss on crypto assets	(12,492)	(965)	(1,192)	(14,649)
Unrealized gain (loss) on crypto assets(4)	(82,671)	(1,587)	(4,851)	(89,109)
Crypto assets held at March 31, 2026	$262,110	$5,283	$4,563	$271,956
__________________
(1) Includes acquisitions of 1,434 Bitcoin and 86,321 Ether totaling $435.1 million and dispositions of 505 Bitcoin and 61,696 Ether totaling $192.4 million to manage collateral obligation under its loan agreements as of December 31, 2025. Refer to Note 2. Summary of Significant Accounting Policies for further details.
(2) Beginning in the third quarter of 2025, the Company began using certain customer collateral received under its rehypothecation rights. As a result, these assets are now presented in Crypto assets held on the condensed consolidated balance sheets. In prior periods, these assets were included in Prepaid expenses and other current assets on the condensed consolidated balance sheets. Included in acquisitions is 132 Bitcoin totaling $11.5 million and in dispositions 5 Bitcoin and 1 Ether and Other crypto assets totaling $0.6 million related to customer collateral received under rehypothecation rights as of December 31, 2025.
(3) Excludes realized gain on Receivable, crypto assets pledged of $0 and $117.4 million as of March 31, 2026 and December 31, 2025, respectively.
(4) Excludes unrealized loss on Receivable, crypto assets pledged of $0 and $43.0 million as of March 31, 2026 and December 31, 2025, respectively.

Crypto assets held by the Company are measured at fair value on a recurring basis using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Restricted crypto assets are also included

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Crypto assets are initially recorded at their fair value at the time of acquisition, which represents their cost basis. Gains and losses on disposal are determined using the first-in-first-out (“FIFO”) method.

Certain subsidiaries of the Company are required to maintain surety bonds in connection with money transmitter licenses. In connection with these requirements, the Company has designated 623 bitcoin, with a fair value of $42.5 million, as collateral to insurance providers, which is reassessed on an annual basis.

As of March 31, 2026 and December 31, 2025, the Company held 971 bitcoin and 2,721 bitcoin, respectively, with a fair value of $66.2 million and $237.1 million, respectively, that are restricted in use under the terms of certain related party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy regulatory capital requirements and the restrictions remain in effect while the related party crypto asset loan agreements are outstanding. The restrictions may lapse upon repayment or termination of the loans, or other contractual modifications. This bitcoin is included in the Company's related party crypto asset loan with a December 29, 2022, draw date as described in Note 14. Related Party Loans and Convertible Notes.

In addition, as of March 31, 2026 and December 31, 2025, the Company held 2,097 bitcoin and 1,275 bitcoin, respectively, with a fair value of $143.0 million and $111.1 million, respectively, that are restricted in use under the terms of certain third party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy agreed upon collateral requirements. Because the Company retains control over these assets and the counterparty is not permitted to sell, pledge, rehypothecate, or otherwise use the assets, the restricted crypto assets continue to be recognized within Crypto assets held on the consolidated balance sheets.

9. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets
Cash collateral pledged	—	16,400
Prepaid expenses	12,529	14,164
Stablecoin	16,285	12,491
Prefunded clearing advance	4,500	4,500
Equity securities	239	357
Derivative assets	148	69
Loan receivables	4,328	—
Other	4,928	4,159
Total prepaid expenses and other current assets	$42,957	$52,140

Other non-current assets
Lease right-of-use assets, net	$16,402	$18,559
Strategic investments	9,128	9,428
Warrant derivative(1)	757	851
Warrant receivable(2)	6,493	6,493
Other	5,362	5,377
Total other non-current assets	$38,142	$40,708
__________________
(1) Warrant derivative represents the vested warrants received in connection with an advisory agreement. The vested warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and are subject to fair value adjustments. As of both March 31, 2026 and December 31, 2025, 40% of the warrants' vesting conditions had been met. Refer to Note 6. Fair Value Measurements.

(2) The warrant receivable represents a contract asset initially measured at fair value of $10.8 million. As of both March 31, 2026 and December 31, 2025, $4.3 million had vested, resulting in a remaining contract asset of $6.5 million.

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

	Three Months Ended March 31,
	2026	2025
Carrying amount, beginning balance	$9,428	$10,638
Net reductions(1)	(300)	(587)
Carrying amount, ending balance	$9,128	$10,051
__________________
(1) Includes additions from purchases, reductions due to exits of securities and reclassifications due to changes to capital structure.

Cumulative upward adjustments for strategic investments held were $4.5 million as of both March 31, 2026 and December 31, 2025. Cumulative impairments and downward adjustments were $1.2 million as of both March 31, 2026 and December 31, 2025. Upward adjustments, impairments, and downward adjustments are included in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Software, Property and Equipment, Net

Software, property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Software	$50,656	$48,665
Leasehold improvements	12,644	12,620
Furniture and fixtures	3,767	3,695
Computers and other equipment	3,031	3,008
Total	70,098	67,988
Accumulated amortization and depreciation	(55,151)	(52,905)
Software, property and equipment, net	$14,947	$15,083

Depreciation expense attributable to software, property, and equipment was $0.4 million for both the three months ended March 31, 2026 and 2025. Depreciation expense attributable to software, property, and equipment is reflected in General and administrative on the condensed consolidated statements of operations and comprehensive loss. Amortization expense attributable to software, property, and equipment was $1.5 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense attributable to software, property, and equipment is reflected in Technology on the condensed consolidated statements of operations and comprehensive loss. Total additions to software were $2.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

Substantially all software, property and equipment was located and utilized within the United States as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, the Company recorded an impairment loss of $0.2 million on leasehold improvements related to the closure of its San Francisco office lease, and $0.1 million on furniture and fixtures related to the closure of its United Kingdom offices as part of the Company's exit from international markets.

11. Intangible Assets, Net
Intangible assets consisted of the following as of March 31, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizing intangible assets
Patents	$178,005	$(51,424)	$126,581
Developed technology	50,781	(43,396)	7,385
Customer relationships	1,250	(1,062)	188
Assembled workforce	667	(590)	77
	$230,703	$(96,472)	$134,231

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

Amortization expense of intangible assets was $5.6 million for both the three months ended March 31, 2026 and 2025. Amortization expense attributable to patents and developed technology is reflected in Technology on the condensed consolidated statements of operations and comprehensive loss. Amortization expense attributable to customer relationships and assembled workforce is reflected in General and administrative on the condensed consolidated statements of operations and comprehensive loss.

The expected future amortization expense for intangible assets as of March 31, 2026 is as follows (in thousands):

Remaining 2026	$16,550
2027	11,867
2028	11,867
2029	11,867
2030	11,867
Thereafter	70,213
Total expected future amortization expense	$134,231

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses:
Accrued expenses	$60,917	$51,042
Accrued salaries and benefits	10,503	3,454
Accrued severance	1,173	—
Accrued loss contingencies	1,090	970
Total accrued expenses	73,683	55,466

Other current liabilities:
Current lease liabilities	6,943	6,807
Commissions to NFT artists payable	4,311	6,451
Other current liabilities	4,013	1,253
Unearned advisory fee revenue	3,321	6,031
Crypto asset collateral payable	480	904
Derivative liabilities	169	82
Total other current liabilities	19,237	21,528
Total accrued expenses and other current liabilities	$92,920	$76,994

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Leases

    The Company has operating leases for office facilities with remaining terms of two years to eight years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term as the Company is not reasonably certain to exercise the renewals. These leases primarily relate to office space in the United States and the United Kingdom and generally require fixed monthly payments, some of which include rent-free periods and contractual rent escalations.

At lease commencement, the Company records a right-of-use asset and a corresponding lease liability based on the present value of lease payments over the lease term, using an incremental borrowing rate determined at lease commencement. All of the Company’s leases are classified as operating leases under FASB ASC Topic 842, Leases (“ASC 842”).

The Company recognizes lease expense in General and administrative on the condensed consolidated statements of operations and comprehensive loss. The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$1,561	$1,075
Short-term lease expense	56	16
Total lease expense	$1,617	$1,091

Other information related to the Company's operating leases was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	3.9	4.1
Weighted-average discount rate	6.2%	6.2%

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

Remaining 2026	$6,204
2027	8,328
2028	7,726
2029	3,649
2030	1,235
Thereafter	1,760
Total undiscounted lease payments	28,902
Less: imputed interest	(3,195)
Total lease liabilities	$25,707

During the three months ended March 31, 2026, in connection with its restructuring activities, the Company ceased use of substantially all of its leased office spaces in London, United Kingdom and San Francisco, California and recorded impairment charges to reduce the carrying values of the related operating lease right-of-use (“ROU”) assets to their estimated fair values.

For the London lease, fair value was estimated using a discounted cash flow analysis based on projected sublease income. For the San Francisco lease, fair value was estimated using observable inputs, including the terms of a lease termination amendment executed on April 10, 2026. See Note 23. Subsequent Events.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total impairment charges of approximately $1.0 million are included within General and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. See Note 4. Restructuring Activities for additional information.

14. Related Party Loans and Convertible Notes
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

Crypto asset loans as of March 31, 2026 (in thousands):

Loan(4)	Draw Date	Principal Outstanding as of 12.31.25	Amount Borrowed	Amount Repaid	Realized Gain (Loss)	Principal Outstanding as of 3.31.26	Unrealized Gain (Loss)	Interest Rate	Interest Expense(2)	Interest Payable(3)
5,000 BTC(1)	12/29/2022	$237,077	$—	$119,208	$(90,260)	$66,211	$141,918	4.0%	$1,707	$230
500 BTC	5/11/2023	43,571	—	—	—	34,108	9,463	4.0%	378	118
340 BTC(4)	10/31/2023	10,748	—	—	—	8,414	2,334	5.0%	116	36
1,275 BTC	7/24/2025	111,105	—	—	—	86,976	24,130	4.3%	1,023	320
822 BTC	3/18/2026	—	58,571	—	—	56,074	2,497	4.0%	87	87
Total		402,501	58,571	119,208	(90,260)	251,783	180,342		3,311	791
__________________
(1) 1,750 bitcoin ("BTC") were repaid during the three months ended March 31, 2026.
(2) Prior year interest accrued of $1.4 million was paid during the three months ended March 31, 2026.
(3) Outstanding interest balances payable to WCF are included in Related party loans on the condensed consolidated balance sheets as of March 31, 2026.
(4) 3,691 bitcoin and 0 ether were outstanding as of the three months ended March 31, 2026.

    During the three months ended March 31, 2026, the Company entered into one additional lending agreement with WCF. The Company uses the crypto assets obtained from this agreement as collateral for third party loans. Refer to Note 15. Third Party Loans for additional information.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Crypto asset loans as of December 31, 2025 (in thousands):

Loan(14)	Draw Date	Principal Outstanding as of 12.31.24	Amount Borrowed	Amount Repaid	Realized Gain (Loss)	Principal Outstanding as of 12.31.25	Unrealized Gain (Loss)	Interest Rate	Interest Expense(12)	Interest Payable(13)
5,000 BTC(1)	12/29/2022	$290,929	$—	$39,204	$(32,663)	$237,077	$47,312	4.0%	$11,619	$823
2,000 BTC(2)	3/1/2023	102,516	—	132,164	(106,357)	—	76,710	4.0%	3,220	—
35,000 ETH(3)	3/1/2023	88,234	—	116,333	(72,828)	—	44,729	4.0%	2,442	—
500 BTC	5/11/2023	46,683	—	—	—	43,571	3,112	4.0%	2,031	151
340 BTC(4)	10/31/2023	31,745	—	24,482	(16,892)	10,748	13,407	5.0%	1,546	47
5,200 ETH(5)	1/27/2025	—	16,544	19,493	(2,949)	—	—	4.3%	251	—
3,000 ETH(6)	2/7/2025	—	7,867	11,369	(3,502)	—	—	4.3%	141	—
5,280 ETH(7)	2/28/2025	—	11,696	19,271	(7,575)	—	—	4.3%	192	—
3,400 ETH(8)	3/10/2025	—	6,338	8,417	(2,079)	—	—	4.3%	51	—
86 BTC(9)	3/11/2025	—	7,130	8,871	(1,740)	—	—	4.3%	60	—
2,500 ETH(10)	3/28/2025	—	4,739	6,189	(1,450)	—	—	4.3%	27	—
10,000 ETH(11)	4/7/2025	—	15,525	24,756	(9,231)	—	—	4.0%	79	—
1,275 BTC	7/24/2025	—	150,959	—	—	111,105	39,854	4.3%	2,538	409
Total		560,107	220,798	410,549	(257,266)	402,501	225,124		24,197	1,430
__________________
(1) 395 bitcoin was repaid during the year ended December 31, 2025.
(2) 1,098 bitcoin was repaid during the year ended December 31, 2025.
(3) 26,629 ether was repaid during the year ended December 31, 2025.
(4) 217 bitcoin was repaid during the year ended December 31, 2025.
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
(13) Outstanding interest balances payable to WCF are included in Related party loans on the condensed consolidated balance sheets as of December 31, 2025.
(14) 4,619 bitcoin and 0 ether was outstanding as of December 31, 2025.

During the year ended December 31, 2025, the Company entered into multiple additional lending agreements with WCF. The Company primarily uses the crypto assets obtained from these agreements as collateral for third party loans. Refer to Note 15. Third Party Loans for additional information.

Convertible notes and term loans

Prior to the IPO in September 2025, the Company entered into a series of convertible note and term loan agreements with WCF (collectively, the “Convertible Notes”) and to provide funding for general operating purposes. Upon the consummation of the IPO in September 2025, all Convertible Notes were fully converted into shares of Class B common stock and were no longer outstanding as of December 31, 2025.

15. Third Party Loans

New York Digital Investment Group Funding LLC (“NYDIG”) Repurchase Agreement

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

collateral held by NYDIG in relation to the sale and repurchase agreement is maintained between 143% and 200% of the $75.0 million Purchase Price.

Repurchase agreement as of March 31, 2026 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Discount	Interest Rate	Interest Expense	Interest Payable(1)	Collateral Type(2)	Collateral Rate(2)
NYDIG	7/25/2025	6/30/2026	$75,000	(200)	8.5%	$1,792	$549	BTC	157%
__________________
(1) Outstanding interest balances payable to a third party are included in Third party loans on the condensed consolidated balance sheets as of March 31, 2026.
(2) As of March 31, 2026, the Company had pledged 1,725 BTC to satisfy margin requirements, which is included in Crypto assets held on the condensed consolidated balance sheets. Total collateral associated with the repurchase agreement as of March 31, 2026 was approximately $117.7 million, representing collateralization of approximately 157% of the purchase price. If the value of the collateral held by NYDIG falls below the 143% buyer’s margin call requirement, the Company must transfer additional BTC or cash and cash equivalents to NYDIG to restore the required collateral level. If the value of the collateral (including BTC and cash posted as margin) held by NYDIG increases above the 200% seller’s margin call requirement, the Company may require NYDIG to return excess collateral, which may be satisfied through the transfer of BTC or the return of cash and cash equivalents previously deposited by the Company to satisfy margin requirements.

Repurchase agreement as of December 31, 2025 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Discount	Interest Rate	Interest Expense	Interest Payable(1)	Collateral Type(2)	Collateral Rate(3)
NYDIG	7/25/2025	6/30/2026	$75,000	(398)	8.5%	$3,185	$549	BTC	170%
__________________
(1) Outstanding interest balances payable to a third party are included in Third party loans on the condensed consolidated balance sheets as of December 31, 2025.
(2) As of December 31, 2025, the Company had pledged 1,275 BTC, which is included in Crypto assets held on the condensed consolidated balance sheets, and posted $16.4 million of cash and cash equivalents to satisfy margin requirements, which is included within Other current assets on the consolidated balance sheets. Total collateral associated with the repurchase agreement as of December 31, 2025 was approximately $127.5 million, representing collateralization of approximately 170% of the purchase price.
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

16. Funding Debt

In July 2025, the Company entered into a $75.0 million warehouse credit agreement with Ripple Labs Inc. (“Ripple”), an unrelated third party, to finance credit card receivables. Pursuant to the agreement, Ripple committed to lend the Company $75.0 million, with the commitment amount eligible to increase, subject to the attainment of certain agreed upon metrics, up to a maximum aggregate commitment amount of $150.0 million, prior to amendment. Ripple may restrict additional drawdowns on the warehouse credit facility if the Company does not maintain at least $50 million equivalent of USD denominated Ripple stablecoin (“RLUSD”) in its wallets held on its exchange platform by January 11, 2026. The debt is collateralized by the credit card receivables purchased by the Company, and bears interest at a rate of 6.50%.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2026, the Company drew $435.2 million and repaid $449.3 million under the warehouse credit agreement. Accordingly, as of March 31, 2026, the Company had $110.0 million of unused, available borrowing capacity from the credit agreement. Borrowings under the warehouse credit agreement are secured by substantially all credit card receivables purchased under the credit card program agreement. As of March 31, 2026, the Company pledged $184.0 million of credit card receivables as collateral associated with this credit agreement. Credit card receivables pledged are included in Credit card receivables pledged, net on the condensed consolidated balance sheets. The securitized funding debt entered into by the Company is summarized below (in thousands).

Funding Debt as of March 31, 2026 (in thousands):

Loan(1)	Loan Date	Maturity Date	Principal Outstanding	Interest Rate	Interest Expense	Interest Payable(2)
Ripple	7/11/2025	11/15/2027	$140,030	7.0%	$2,495	$427
__________________
(1) As of March 31, 2026, the Company has pledged credit receivables included in Credit card receivables pledged on the condensed consolidated balance sheets. Total collateral associated with these loans as of March 31, 2026 was approximately $184.0 million.
(2) Outstanding interest balances payable for the securitized debt are included in Funding debt on the condensed consolidated balance sheets as of March 31, 2026.

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
(2) On December 26, 2025, the interest rate was increased from 6.5% to 7.0%.
(3) Outstanding interest balances payable for the securitized debt are included in Funding debt on the condensed consolidated balance sheets as of December 31, 2025.

17. Preferred Units & Capital Stock

Convertible Preferred Units

Prior to the IPO in September 2025, the Company had Series A preferred units (“Series A Units”) and Series B preferred units (“Series B Units”), collectively the “Convertible Preferred Units,” that were issued and outstanding. In connection with the IPO in September 2025, all outstanding shares of the Convertible Preferred Units were converted into shares of Class A common stock and Class B common stock based on the terms of the conversion ratio, and their carrying value was reclassified into stockholders' equity.

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock for issuance, at a par value of $0.001 per share. No shares of preferred stock were issued and outstanding as of March 31, 2026.

Common Stock

The Company authorized a total of 1.0 billion shares of Class A common stock with a par value of $0.001 per share and 100.0 million shares of Class B common stock with a par value of $0.001 per share. As of March 31, 2026, the Company had 44,007,137 shares of Class A common stock and 75,126,784 shares of Class B common stock issued and outstanding.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

18. Stock-Based Compensation

Equity Plan

The Company's Equity Plan became effective on September 12, 2025. Under the Equity Plan, the Company is authorized to grant shares of common stock in the form of stock options, RSUs, and RSAs to employees, directors, and consultants. As of March 31, 2026, there were 15,247,387 shares of Class A common stock subject to issued and outstanding RSUs and stock options under the Equity Plan. As of March 31, 2026, the Company had 15,728,436 shares available for future issuance under the Equity Plan.

Employee Stock Purchase Plan (“ESPP”)

The Company's ESPP became effective on September 12, 2025. An aggregate of 8,557,801 shares of the Company’s Class A common stock has been authorized for issuance under the ESPP. During the three months ended March 31, 2026, no shares were purchased under the ESPP. As of March 31, 2026, all 8,557,801 shares remained available for future issuance under the ESPP. The Company did not recognize any stock-based compensation expense or liability related to the ESPP for the three months ended March 31, 2026.

RSUs

The following table summarizes RSU activity for the three months ended March 31, 2026 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	8,669	$18.97
Granted	1,366	5.82
Vested	(1,083)	18.18
Forfeited	(3,149)	23.04
Unvested at March 31, 2026	5,803	$13.82

As of March 31, 2026, total unrecognized compensation expense related to RSUs amounted to $72.3 million. The unrecognized expense for the RSUs is expected to be recognized over a weighted-average period of 2.3 years, subject to continued vesting.

The aggregate fair value for the RSUs which vested during the three months ended March 31, 2026 was $19.7 million.

RSAs

The following table summarizes RSA activity for the three months ended March 31, 2026 (in thousands):

	Number of RSA	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	3,180	$2.06
Granted	—	—
Vested	(743)	2.11
Forfeited	(848)	1.86
Unvested at March 31, 2026	1,589	$2.15

As of March 31, 2026, total unrecognized compensation expense related to RSAs amounted to $3.3 million. The unrecognized expense for the RSAs is expected to be recognized over a weighted-average period of 1.4 years, subject to continued vesting.

The aggregate fair value for the RSAs which vested during the three months ended March 31, 2026 was $1.6 million.

Time-Based Stock Options

The following table summarizes time-based stock options activity for the three months ended March 31, 2026 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	482	$28.00	9.7	$—
Granted	—	—
Exercised	—	—
Forfeited	(482)	28.00

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expired	—	—
Outstanding at March 31, 2026	—	$—	—	$—
Exercisable at March 31, 2026	—	—	—	$—

As of March 31, 2026, no time-based stock options remained outstanding and there is no remaining unrecognized expense.

The Company takes into consideration many factors in determining the fair value of the time-based stock options and estimates the fair value of such awards on the grant date. The Company used the Black-Scholes-Merton option pricing model to estimate the fair value of the time-based stock options with the following assumptions as of March 31, 2026:

March 31,
Assumptions	2026
Expected term in years	6.1
Volatility	70%
Risk-free rate	3.7%
Dividend Yield	0.0%

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

Dividend yield - The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

Market-Based Stock Options

The following table summarizes market-based stock options activity for the three months ended March 31, 2026 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,365	$—	9.7	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Outstanding at March 31, 2026	6,365	$28.00	9.4	$—
Exercisable at March 31, 2026	—		—	$—

As of March 31, 2026, total unrecognized compensation expense related to market-based stock options amounted to $106.5 million. The unrecognized expense for the stock options is expected to be recognized over a weighted-average period of 3.5 years, subject to continued vesting.

The Company takes into consideration many factors in determining the fair value of the market-based stock options and estimates the fair value of such awards on the grant date. The Company used a Monte Carlo Simulation Model (a binomial lattice-based valuation model) to estimate the fair value of the market-based stock options with the following assumptions as of March 31, 2026:

March 31,
Assumptions	2026
Expected term in years	10.0
Volatility	70%
Risk-free rate	4.0%
Dividend Yield	0.0%

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

Original Phantom Units

Prior to the IPO in September 2025, the Company had Original Phantom Units that were classified as a liability in Accrued expenses on the condensed consolidated balance sheets due to the cash settlement requirements. As the service conditions were considered probable, the Company recognized a liability of $0 and $1.2 million as of March 31, 2026 and December 31, 2025, respectively.

The Company recognized stock-based compensation expense of $24.2 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized an income tax benefit (provision) of $0 related to stock-based compensation expense. Stock-based compensation expense is classified within Salaries and compensation in the condensed consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

19. Income Taxes

The Company calculates the tax provision for interim periods using an estimated annual effective tax rate (“AETR”) adjusted for the effect of discrete items arising during the period. The Company’s effective tax rate for the three months ended March 31, 2026, was 0.0%. The Company’s effective tax rate for the three months ended March 31, 2025, was 3.2%. The effective tax rate for the three months ended March 31, 2026, was lower than the three months ended March 31, 2025, primarily due to the related increases to the continuing valuation allowance on deferred tax assets. The effective tax rate for the three months ended March 31, 2026 and 2025, was lower than the U.S. statutory rate of 21% primarily due to the continuing valuation allowance on deferred tax assets.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets and the need for a valuation allowance. Management determined that there is insufficient positive evidence to conclude that it is more likely than not that the Company’s gross deferred tax assets will be fully realized. As a result, a valuation allowance has been maintained against the Company's deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of March 31, 2026, or December 31, 2025. The Company will continue to evaluate the implications of this legislation on future periods.

20. Net Loss Per Share

Prior to the Company's IPO in September 2025, the Company had three classes of common units (collectively referred to as the “Common Units”), including profits interest units, which were considered participating securities for purposes of calculating net loss per unit. Upon the consummation of the Company's IPO, all of the Company's pre-IPO Common Units were reclassified to Class A common stock and Class B common stock. The Company has retroactively adjusted the weighted average shares outstanding prior to the IPO to reflect this reclassification. Accordingly, the condensed consolidated financial statements present all references to common stock and per share data as if the conversion of Common Units into common stock had occurred at the beginning of all periods presented.

The Company's basic and diluted net loss per share calculation for Class A common stock and Class B common stock for the three months ended March 31, 2026 and 2025, respectively, is presented below (in thousands, except per share amounts):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(38,751)	$(70,227)	$(9,744)	$(139,520)

Denominator:
Weighted average common stock outstanding, basic and diluted(1)(2)	41,455	75,127	321	4,599

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.93)	$(0.93)	$(30.34)	$(30.34)
__________________
(1) Prior to the IPO, the Common Units outstanding excludes 43,715,038 Common Units and 9,417,233 Catch Up Common Units that were issued and outstanding as profits interest units as of March 31, 2025. Vested Incentive Units and Convertible Preferred Units are considered as participating securities. However, these participating securities do not contractually require the holders to fund loss and were excluded from basic net loss per unit calculation for the three months ended March 31, 2025. Upon the consummation of the IPO, these units were fully converted into Class A common stock and Class B common stock and no longer outstanding.

(2) Prior to the IPO, weighted average common units outstanding includes only Capital Common Units A and certain Basic Common Units granted directly to individuals. The rights, including the liquidation and dividend rights, of the holders of these certain Basic Common Units and Capital Common Units A are identical and as a result, the undistributed losses are allocated on a proportionate basis and the resulting loss per share is the same. Upon the IPO, these units were fully reclassified into Class A common stock and Class B common stock and no longer outstanding. The effect of this reclassification is retroactively applied in the periods prior to the IPO.

When calculating diluted net loss per share, the Company determined no adjustments to basic net loss per share were required. Prior to the Company's IPO, potentially dilutive securities included Convertible Preferred Units and Convertible Notes which could be settled in the Company's Common Units. Following the IPO, potentially dilutive securities that may be settled in the Company's Class A common stock include stock-based awards. For the periods presented, these potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive, as the Company reported a net loss. Accordingly, the Company did not apply the if-converted method to outstanding Convertible Preferred Units and Convertible Notes or the treasury stock method to the outstanding stock-based awards. For additional information, please refer to Note 14. Related Party Loans and Convertible Notes, Note 17. Preferred Units & Capital Stock and Note 18. Stock-Based Compensation.

The following potentially dilutive units were not included in the computation of diluted shares outstanding as the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Convertible Preferred Units	—	39,842
Unvested RSAs	1,589	—
Unvested RSUs	5,803	—
Outstanding stock options	6,365	—
Total	13,757	39,842

As of March 31, 2025, the Company had Convertible Notes with a fair value of $259.7 million, which were convertible, at the option of the holder upon maturity, into Series B Units at a price equal to 80% of the lowest original issue price per unit of the Series B Units. The underlying Series B Units were convertible into Common Units on a one-for-one basis. Please refer to Note 14. Related Party Loans and Convertible Notes for additional

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

information. Upon the consummation of the IPO in September 2025, all Convertible Notes were fully converted into shares of Class B common stock and are no longer outstanding.

21. Related Party Transactions

Security Services
In January 2026, the Company entered into a services agreement with Winklevoss Capital Management, LLC (“WCM”), a related party through common ownership, pursuant to which WCM provides executive protection, secure transportation and risk advisory services for our Chief Executive Officer, President, their family members, and, as appropriate, other individuals designated by Gemini from time to time. The agreement has an initial one-year term and renews automatically unless earlier terminated. Under the agreement, the Company pays WCM a fixed monthly rate of $400,000, plus reimbursement of certain other expenses. WCM has agreed to waive any fees, costs, or expenses that exceed $1,000,000 in the aggregate for the first year of this agreement. The Company incurred expenses of $0.4 million under this agreement during the three months ended March 31, 2026. These expenses were classified as General and administrative on the condensed consolidated statements of operations and comprehensive loss. There were no outstanding amounts related to WCM included in Accrued expenses as of March 31, 2026 on the condensed consolidated balance sheets.
Computer services and storage facilities
In 2017, the Company entered into an agreement with Elysian Networks, LLC (“Elysian”), a related party through common ownership, pursuant to which Elysian provided equipment leasing, cloud-based servers, data storage and computer processing services to the Company. The Company incurred expenses of $0 and $0.2 million under this agreement during the three months ended March 31, 2026 and 2025, respectively. These expenses were classified as Technology on the condensed consolidated statements of operations and comprehensive loss. Amounts outstanding of $0.1 million and $0 were included in Accrued expenses as of March 31, 2026 and December 31, 2025, respectively, on the condensed consolidated balance sheets. The agreement with Elysian was terminated in August 2025, and no further expenses have been incurred or payments made pursuant to the agreement thereafter.

Related party revenue

WCF, a related party through common ownership, accounted for $0.3 million and $0.6 million of the Company’s revenue during the three months ended March 31, 2026 and 2025, respectively. WCF accounted for $0.2 million and $0.1 million of the Company’s Accounts receivable, net, as of March 31, 2026 and December 31, 2025, respectively.

Related party loans

Refer to Note 14. Related Party Loans and Convertible Notes.

22. Commitments and Contingencies
Credit card receivables
In partnership with a credit card issuing bank (the “Issuing Bank”), the Company offers a credit card product to its customers. Under the terms of the program agreement, the Company is required to purchase from the Issuing Bank all credit card receivables originated under the program and offered for sale to the Company.

Credit card receivables purchased under this arrangement are recorded on the Company’s consolidated balance sheets upon transfer. As of March 31, 2026 and December 31, 2025, the Company had purchased credit card

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

receivables of $218.1 million and $219.8 million, respectively, from the Issuing Bank. Certain credit card receivables are pledged as collateral under the Company's Ripple Credit Agreement (see Note 16. Funding Debt). As of March 31, 2026 and December 31, 2025, the carrying value of pledged credit card receivables was $184.0 million and $188.8 million, respectively.

The agreement creates an ongoing commitment for the Company to purchase future receivables as they are originated. The amount of future purchases will fluctuate based on customer activity, credit card usage, and credit performance. The Company believes it maintains sufficient liquidity to fund these purchases as they become due.

Legal and regulatory matters

The Company is subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings arising in the ordinary course of business. In accordance with applicable accounting guidance, the Company accrues for loss contingencies when management determines that it is both probable that losses have been incurred and that the losses can be reasonably estimable. The Company accrued $1.1 million and $1.0 million in estimated loss contingencies as of March 31, 2026 and December 31, 2025, respectively, which are included in Accrued expenses on the consolidated balance sheets.

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

Securities Class Action Litigation

On March 18, 2026, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company, certain of its current and former officers, and its directors. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering, as well as certain subsequent public disclosures. The plaintiff seeks, among other relief, compensatory damages, pre- and post-judgment interest, attorneys’ fees and costs. The Company intends to vigorously defend against the claims. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

Earn-Related Litigation

On January 12, 2023, the SEC charged Gemini Trust Company, LLC (“GTC”), a wholly-owned subsidiary of the Company, for the unregistered offer and sale of securities to retail investors through GTC's facilitation of a program “Earn” that allowed customers to earn interest by lending their crypto assets to a third party partner, Genesis. The SEC’s complaint alleged that the Earn program constituted an offer and sale of securities under applicable law and should have been registered with the SEC. Genesis, which was also named in this complaint, entered into a settlement with the SEC. On January 23, 2026, the SEC and Gemini filed paperwork indicating that the parties agreed to dismiss the case without any monetary settlement from GTC or other relief of any kind. On January 28, 2026, the SEC dismissed its action against GTC and the court ordered the matter closed.

Other Matters

The Company is also subject to other matters for which it is unable to reasonably estimate a possible range of loss, if any. While the outcome of these matters is inherently uncertain and adverse decisions or settlements may occur from time to time, the Company does not currently believe that the ultimate resolution of any such matters will

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

have a material adverse effect on its consolidated results of operations, financial position, or liquidity. However, the resolution of one or more of these matters could be material to the Company’s operating results for a particular reporting period, and the Company cannot provide assurance regarding their ultimate outcome.

23. Subsequent Events

San Francisco Lease Termination

On April 10, 2026, the Company entered into an amendment to its San Francisco office lease to early terminate the lease. In connection with the termination, the Company agreed to pay a termination fee of approximately $0.6 million.

Prediction Markets Lawsuit

On April 21, 2026, the New York Attorney General filed a petition against Gemini Titan in the Supreme Court of the State of New York alleging that Gemini Titan was operating an unlicensed gambling business and offering unauthorized sports wagering in New York through Gemini Predictions, and seeking injunctive relief, restitution, disgorgement, damages and civil penalties. On April 22, 2026, Gemini Titan removed the case to the U.S. District Court for the Southern District of New York and on May 1, 2026, the New York Attorney General filed a motion to remand the case to state court. The Company intends to vigorously defend against the claims in either venue. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

Shareholder Derivative Action

On April 22, 2026, a shareholder derivative complaint was filed in the Eighth Judicial District Court, Clark County, Nevada, purportedly on behalf of the Company, against certain of the Company’s current and former officers and directors, with the Company named as a nominal defendant. The complaint alleges breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control based on alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering, as well as certain subsequent public disclosures. The plaintiff seeks, among other relief, compensatory damages, pre- and post-judgment interest, attorneys’ fees and costs, and certain governance changes via injunctive relief. The Company intends to vigorously defend against the claims. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

DCO License Approval
On April 30, 2026, the Company received a Derivatives Clearing Organization (“DCO”) license from the
CFTC. This license allows the Company to act as a clearinghouse for regulated derivatives trading, including prediction markets.

Securities Purchase Agreement
On May 14, 2026, the Company entered into a securities purchase agreement with Winklevoss Capital Fund, LLC pursuant to which the Company agreed to issue and sell, in a private placement, 7,142,857 shares of the Company’s Class A common stock, at a price of $14.00 per share for aggregate proceeds to the Company of $100.0 million, with consideration paid in Bitcoin. For additional information, refer to our Current Report on Form 8-K, filed with the SEC on May 14, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to build the bridge to the future of money and markets. Gemini is a trusted cryptocurrency platform building secure financial infrastructure for the next generation of money and markets, providing access for individuals and institutions to a financial future that is more open, fair, and secure.

Gemini was founded in 2014 to be the most trusted, secure, and easy way to buy, sell, and store crypto assets. As of March 31, 2026, we served approximately 589,000 MTUs with over $11.1 billion of assets on our platform.

Our core exchange product has expanded over time to become a more comprehensive platform that enables users to engage with the cryptoeconomy and markets across a broad range of products and services. Our products and services include a derivatives exchange, staking services, spot margin trading services, an OTC trading desk, institutional-grade custody, a New York Department of Financial Services (“NYDFS”)-regulated stablecoin, a U.S.-based credit card program, and a prediction markets platform. We are building Gemini as an integrated platform with shared infrastructure for both money and markets and we intend to serve our users through a unified, multi-product experience.

In December 2025, we launched Gemini Predictions, a regulated prediction markets platform operated by our DCM affiliate and wholly-owned subsidiary, Gemini Titan, LLC (“Gemini Titan”), allowing eligible customers to trade binary event contracts on the outcomes of specified future events. This product expands our suite of trading offerings and leverages our regulatory approval from the CFTC to provide event-based derivatives alongside our existing crypto trading services. In February 2026, we announced plans to exit and wind down operations in certain international markets, including the United Kingdom, the European Union and other European jurisdictions, and Australia (the “Restructuring”). See Note 4. Restructuring Activities to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For the three months ended March 31, 2026 and 2025, we generated total revenue of $50.3 million and $35.3 million, respectively, net income (loss) of $(109.0) million and $(149.3) million, respectively, and Adjusted EBITDA of $(59.9) million and $(61.6) million, respectively.

Our Business Model

We monetize the products and services offerings on our platform primarily through fee-based revenue. Fee revenues are predominantly transaction-related fees on trade volume for our exchange and OTC platforms. In addition, we also earn revenue from custody services, withdrawal fees, credit card fees and advisory fees. A substantial portion of our total revenue is generated from transaction fees earned on volume-based trades across retail and institutional users on our exchange. For the three months ended March 31, 2026 and 2025, exchange revenue represented 34.2% and 66.6% of our total revenue, respectively. Retail investors accounted for approximately 87% and 96% of exchange revenue for the three months ended March 31, 2026 and 2025, respectively. Interest income is derived from USD-denominated assets we hold on our balance sheet that back our GUSD stablecoin.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended March 31,
	2026	2025
Monthly Transacting Users (in thousands)	589	502
Lifetime Transacting Users (in thousands)	1,680	1,441
Card Sign-Ups (in thousands)	13.1	6.0
Trading Volume (in billions)	$6.3	$13.5
Assets on Platform (in billions)	$11.1	$14.2
Net Income (Loss) (in thousands)	$(108,978)	$(149,264)
Adjusted EBITDA (in thousands)(1)	$(59,925)	$(61,580)
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

We view MTUs as an indicator of platform engagement and overall business health, and MTUs also serve as a top-of-funnel metric in our internal financial forecasting processes. MTUs directly correlate with other key performance indicators, such as Trading Volume, and revenue, particularly because transaction-based fees represent the majority of our revenue. For example, for the three months ended March 31, 2026, approximately 48.0% of our revenue was derived from transaction fees. As MTUs increase, we generally experience increased transaction activity, which leads to increased fee-based revenue. In turn, this generally supports a higher gross margin and contributes to increases in net income. We also use MTUs to help evaluate the performance of our growth initiatives, including our efforts to acquire new retail and institutional users and broaden the number and type of crypto assets supported on our platform.

MTUs may overstate the number of unique users due to differences in product architecture or user behavior. For instance, regarding product architecture, our platform includes distinct products that utilize separate account structures and store user data in separate databases. While we seek to identify overlapping users across these products by cross-referencing shared information (e.g., email addresses), a single user who registered on, for example, both the exchange and Nifty Gateway using different credentials could have been counted as two MTUs. Relatedly, regarding user behavior, our metrics may result in overstatement where a user intentionally or inadvertently maintains multiple accounts using different email addresses, phone numbers, or usernames. While we actively monitor for duplicate, fraudulent, or spam accounts and exclude those from our key metrics, we may not fully eliminate all duplication among legitimate users. See “Risk Factors—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

Overall, we believe MTUs provide a measure of the breadth of active user engagement with our products, and we use this metric, among others, to evaluate the effectiveness of our user acquisition, product expansion, and engagement strategies.

MTUs presented for a quarter represent the MTUs as of the last day of the respective quarter.

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

LTUs, like MTUs, may be subject to overstatement due to duplicate accounts or product architecture. For example, a user who maintains separate accounts across Gemini products, or who re-registers with different credentials, may be counted more than once. While we actively monitor for and remove duplicate, fraudulent, or spam accounts, our reported LTUs may not fully eliminate all duplication. See “Risk Factors—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

Card Sign-Ups

We define Card Sign-Ups as the cumulative number of approved applications for the Gemini Credit Card in the relevant period. Card Sign-Ups include customers who have been approved to open an account, regardless of whether they have subsequently activated or used their card or whether the account later remains open.

We believe that Card Sign-Ups represent the breadth of adoption of the Gemini Credit Card and reflect the effectiveness of our acquisition efforts. We view Card Sign-Ups as an indicator of potential future card revenue, including interchange revenue, receivables, and crypto rewards engagement. While not all approved applicants activate or use their cards, higher levels of Card Sign-Ups expand the addressable base of Open Card Accounts. We define Open Card Accounts as the cumulative number of Gemini Credit Card accounts with an open credit line as of the end of the applicable period. Open Card Accounts is intended to capture the number of card accounts that remain open and helps reflect the impact of subsequent account closures, including customer-requested closures and closures by Gemini for suspected or confirmed fraud, failure to satisfy card program eligibility requirements, or other risk-management, compliance, or administrative reasons.

Card Sign-Ups do not directly measure cardholder activity, as not all approved applicants activate or use their cards. In addition, because Card Sign-Ups include approved accounts regardless of subsequent account status, Card Sign-Ups may be subject to overstatement. Accordingly, growth in Card Sign-Ups should be evaluated together with Open Card Accounts, transaction volume, and related receivables to provide a comprehensive view of card program performance. See “Risk Factors—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

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

Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets, crypto asset volatility, and macroeconomic conditions. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume on our platform. We expect that our Trading Volume in future periods will depend on the relative availability and adoption of bitcoin, ether, XRP, and other crypto assets.

	Three Months Ended March 31,
	2026	2025
Trading Volume (in billions):
Retail	$1.3	$1.8
Institutional	5.0	11.7
Total	$6.3	$13.5
Trading Volume by Crypto Asset (in billions):
Bitcoin	$3.3	$8.0
Ether	1.3	2.9
XRP	0.3	0.6
Other crypto assets	1.4	2.0

Total	$6.3	$13.5
Exchange Revenue by Crypto Asset (in millions):
Bitcoin	$9	$10
Ether	3	3
XRP	1	3
Other crypto assets	4	8
Total	$17	$24
During the three months ended March 31, 2026 and 2025, no asset other than bitcoin and ether individually represented more than 10% of our Trading Volume. During the three months ended March 31, 2026, no asset other than bitcoin and ether individually represented more than 10% of our exchange revenue. During the three months ended March 31, 2025, no asset other than bitcoin, ether and XRP individually represented more than 10% of our exchange revenue.

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

Historically, we have derived a material portion of our Assets on Platform from the storage of bitcoin and ether. As of March 31, 2026, bitcoin, ether, and other crypto assets represented 63.1%, 18.9%, and 13.5% of Assets on Platform, respectively, and customer custodial fiat assets represented 4.5% of Assets on Platform. As of March 31, 2025, bitcoin, ether, and other crypto assets represented 74.6%, 12.7%, and 9.2% of Assets on Platform, respectively, and customer custodial fiat assets represented 3.5% of Assets on Platform.

	March 31,
	2026	2025
Assets on Platform (in billions):
Bitcoin	$7.0	$10.6
Ether	2.1	1.8
Other crypto assets	1.5	1.3
Customer custodial fiat assets	0.5	0.5
Total	$11.1	$14.2

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude provision for (benefit from) income taxes, interest expense, depreciation and amortization, stock-based compensation expense, impairment, restructuring charges, non-recurring legal contingencies, settlement and related costs, change in fair value on related party convertible notes, change in fair value on related party loans, gain on conversion of convertible notes and term loans, and unrealized foreign exchange loss (gain).

Management believes that Adjusted EBITDA, which is a measure not presented in accordance with GAAP, provides investors with additional useful information in evaluating our performance. We use this non-GAAP measure internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of this non-GAAP measure provides investors with greater transparency with respect to our operating results and that this measure is useful for period-to-period comparisons of results. Management also believes that providing this non-GAAP measure helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. In addition, on February 5, 2026, the Company announced its plans to wind down operations in the United Kingdom, European Union, other European jurisdictions, and Australia. As such, beginning with this quarter, Adjusted EBITDA also excludes related restructuring charges, which primarily relate to workforce reductions, lease exit costs, and other actions taken to streamline our operations and that we believe are unusual in nature and/or infrequent in occurrence and are not indicative of our ongoing operating activities.

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income (loss)	$(108,978)	$(149,264)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	21	(5,012)
Interest expense	7,598	17,125
Depreciation and amortization	7,482	7,855
Stock-based compensation expense	24,178	1,455
Restructuring charges(1)	7,866	—
Non-recurring legal contingencies, settlements, and related costs	424	2,580
Change in fair value on related party convertible notes	—	8,187
Change in fair value on related party loans	—	55,547
Unrealized foreign exchange loss (gain)	1,484	(53)
Adjusted EBITDA	$(59,925)	$(61,580)
__________________
(1) Includes impairment charges in connection with the Restructuring of $1.3 million.

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

Competitive Landscape

Our operating results depend on our ability to manage competitive pressures in a rapidly evolving crypto industry. We expect competition across our products and services to further intensify in the future as existing and new competitors introduce new products and services or enhance their value propositions for customers. As the industry matures, fee pressures may emerge over time. We intend to continue innovating to drive new products and services while delivering a premier user experience and maintaining our position as a trusted brand in the crypto space to offset the effects of these competitive pressures. If we are unable to capture value through our strategies, or if these competitive pressures emerge more rapidly than we anticipate, our operating results may be adversely affected.

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

Results of Operations

The following table presents the components of our Condensed Consolidated Statements of Operations data in dollars and as a percentage of total revenue:

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Net revenue	$48,578	97%	$35,117	99%
Other revenue	1,694	3%	205	1%
Total revenue	50,272	100%	35,322	100%
Operating expenses:
Salaries and compensation	65,428	130%	34,272	97%
Technology	22,090	44%	16,674	47%
General and administrative	21,680	43%	13,999	40%
Transaction losses	11,090	22%	4,130	12%
Sales and marketing	19,071	38%	9,036	26%
Transaction processing	5,101	10%	5,238	15%
Total operating expenses	144,460	287%	83,349	236%
Operating loss	(94,188)	(187)%	(48,027)	(136)%
Other income (expense):
Realized and unrealized loss on crypto assets and receivable, crypto assets pledged	(100,977)	(201)%	(128,929)	(365)%
Realized and unrealized gain on related party crypto loans	90,082	179%	99,001	280%
Change in fair value on related party convertible notes	—	—%	(8,187)	(23)%
Change in fair value on related party loans	—	—%	(55,547)	(157)%
Interest expense on related party loans	(3,311)	(7)%	(13,897)	(39)%
Interest expense on third party loans	(1,792)	(4)%	(3,228)	(9)%
Interest expense on funding debt	(2,495)	(5)%	—	—%
Other income (expense), net	3,724	7%	4,538	13%
Total other income (expense), net	(14,769)	(29)%	(106,249)	(301)%
Net loss before income taxes	(108,957)	(217)%	(154,276)	(437)%
Income tax benefit (provision)	(21)	—%	5,012	14%
Net loss	$(108,978)	(217)%	$(149,264)	(423)%

Comparison of Components of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue
Transaction Revenue

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Transaction revenue
Exchange	$17,172	$23,538	$(6,366)	(27)%
OTC	6,325	129	6,196	4803%
Prediction markets revenue	444	—	444	nm
Other transaction revenue	187	461	(274)	(59)%
Total transaction revenue	$24,128	$24,128	$—	—%

Exchange revenue decreased by $6.4 million, or 27%, for the three months ended March 31, 2026, primarily driven by a $7.7 million decrease in retail revenue, partially offset by a $1.3 million increase in institutional revenue.

Retail revenue decreased by $7.7 million, or 34%, primarily driven by a $6.3 million decline associated with a 28% reduction in retail trading volume. In addition, retail revenue was negatively impacted by $1.1 million due to unfavorable changes in trading mix, reflecting a higher proportion of trading pairs and order types with lower fee rates, as well as a $0.3 million decrease in withdrawal fees.

Institutional revenue increased by $1.3 million for the three months ended March 31, 2026, primarily due to a $1.8 million decrease in incentive credits provided to market makers, reflecting higher net trading fees. This increase was partially offset by a $0.6 million decline in institutional revenue associated with a 57% decrease in institutional trading volume.

OTC revenue increased by $6.2 million, or 4803%, for the three months ended March 31, 2026, primarily driven by increased activity from a small number of large institutional clients, including several high-value trades during the period. These transactions were driven by opportunistic, client-driven demand and may not recur at similar levels in future periods. The increase was further supported by continued growth in the Company’s electronic OTC (eOTC) offering, including expansion of its API client base and increased engagement from existing institutional counterparties.

Prediction markets revenue increased driven by the launch of Gemini Predictions in December 2025, which introduced a new source of revenue and contributed approximately $0.4 million of revenue for the three months ended March 31, 2026.

For the three months ended March 31, 2026, other transaction revenue decreased by $0.3 million, or 59%, primarily due to the wind-down of our NFT business following our January 2026 decision to discontinue these activities amid continued market weakness. The remaining revenue in this category primarily reflects interest income and fees from spot margin trading services, which partially offset the decline but remain immaterial.

Services Revenue

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Services revenue
Credit card revenue	$14,700	$3,748	$10,952	292%
Staking revenue	2,137	3,106	(969)	(31)%
Advisory fee revenue	2,710	—	2,710	nm
Custodial fee revenue	1,868	1,862	6	—%
Other services revenue	400	—	400	nm
Total services revenue	$21,815	$8,716	$13,099	150%

Credit card revenue increased by $11.0 million, or 292%, for the three months ended March 31, 2026, primarily driven by continued growth in the Gemini Credit Card user base and increased cardholder activity, which contributed to higher transaction volumes and revenue. The expansion of the cardholder base over time, including higher sign-ups in recent periods, supported this growth.

Staking revenue decreased by $1.0 million, or 31%, for the three months ended March 31, 2026, primarily due to lower levels of staking activity, decreases in staked asset volumes, and general price depreciation across supported tokens.

Advisory fee revenue for the three months ended March 31, 2026, increased due to an advisory services agreement with a strategic customer introduced in the third quarter of 2025. Under this arrangement, we provide advisory services and receive warrants as consideration. Revenue is recognized over time as services are being provided based on the fair value of the warrants at grant date. This arrangement contributed approximately $2.7 million of revenue for the three months ended March 31, 2026.

Custodial fee revenue did not change materially for the three months ended March 31, 2026.

Other services revenue for the three months ended March 31, 2026, increased primarily due to the introduction of new onchain offerings, including integrations and token listing services. These services generated approximately $0.4 million in revenue as we expanded our ecosystem partnerships and provided technical support for new token launches. Given the project-based nature of these services, revenue may fluctuate from period to period depending on the size of integration or listing engagements.

Other Revenue

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Other revenue
Other	$82	$85	$(3)	(4)%
Total other revenue	$82	$85	$(3)	(4)%

There was no material change in Other revenue for the three months ended March 31, 2026.

Revenue Not from Contracts with Customers

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Revenue not from contracts with customers (1)
Interest income	$2,635	$2,273	$362	16%
Corporate interest	1,612	120	1,492	1243%
Total revenue not from contracts with customers	$4,247	$2,393	$1,854	77%
__________________
(1) Amounts represent revenue that is not accounted for as revenue from contracts with customers, as defined in ASC 606. Interest income is included within Net revenue and Corporate interest is included within Other revenue, respectively, on the condensed consolidated statements of operations and comprehensive loss included in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest income increased by $0.4 million, or 16%, for the three months ended March 31, 2026, primarily driven by an increase in interest income on higher customer deposits.

Corporate interest increased by $1.5 million for the three months ended March 31, 2026, primarily driven by higher interest earned on operating accounts as a result of higher average cash balances throughout the year.

Operating Expenses

Salaries and compensation

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Salaries and compensation
Employee compensation, benefits and personnel-related costs, excluding stock-based compensation and restructuring	$34,766	$32,817	$1,949	6%
Severance restructuring charges	6,484	—	6,484	nm
Stock-based compensation	24,178	1,455	22,723	1562%
Total salaries and compensation	$65,428	$34,272	$31,156	91%

Salaries and compensation expenses increased by $31.2 million, or 91%, for the three months ended March 31, 2026, primarily driven by a $22.7 million increase in stock-based compensation related to equity awards issued in connection with the IPO. Stock-based compensation in the current period was partially reduced by approximately $7.1 million, net of certain accelerated expense for executives, reflecting forfeitures of awards in connection with the reduction in force in February 2026.

Severance costs increased by $6.5 million in the three months ended March 31, 2026, primarily in connection with the reduction in force affecting approximately 200 employees, including certain officers and directors.

Employee compensation, excluding stock-based compensation and severance, increased by $1.9 million, or 6%, compared to the three months ended March 31, 2025. This increase was primarily driven by $1.5 million of higher bonuses associated with increased business activity, and $1.0 million of higher payroll taxes related to equity award releases following the IPO. These increases were partially offset by a $0.8 million decrease in employee compensation reflecting the partial impact of the reduction in force announced in February 2026.

Technology expenses

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Technology
Cloud computing and infrastructure services	$14,833	$8,614	$6,219	72%
Amortization and impairment	6,956	7,334	(378)	(5)%
Equipment and other	301	726	(425)	(59)%
Total technology	$22,090	$16,674	$5,416	32%

Technology expenses increased by $5.4 million, or 32%, for the three months ended March 31, 2026, primarily due to higher cloud computing costs of $6.2 million associated with increased transaction activity and platform growth. These increases were partially offset by a $0.8 million decrease in equipment-related costs and amortization expense and impairment, reflecting the full amortization of certain capitalized technology assets in prior periods.

General and administrative expenses

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
General and administrative
Professional services	$8,777	$6,144	$2,633	43%
Legal expenses	7,725	2,580	5,145	199%
Real estate related expenses	1,956	1,196	760	64%
Credit card issuance	1,417	653	764	117%
Depreciation, amortization and impairment	1,865	714	1,151	161%
Other corporate overhead	(60)	2,712	(2,772)	(102)%
Total general and administrative	$21,680	$13,999	$7,681	55%

General and administrative expenses increased by $7.7 million, or 55%, for the three months ended March 31, 2026, primarily due to a $5.1 million increase in legal expenses associated with a higher level of legal and regulatory activity, including support for strategic initiatives and other corporate matters. Further contributing to the increase was a $2.6 million rise in professional services to support additional compliance and reporting obligations following the IPO.

Additional increases included a $1.2 million increase in depreciation, amortization and impairment, primarily related to the impairment of right-of-use assets and fixed assets as a result of the Restructuring. Credit card issuance costs increased $0.8 million from the production and distribution of physical cards, and real estate related expenses increased $0.8 million from new lease arrangements. These increases were partially offset by a $2.8 million decrease in general corporate overhead, primarily reflecting the impact of non-recurring adjustments recognized in the current period related to the wind-down and rationalization of certain international entities.

Transaction losses

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Transaction losses
Provision for expected credit losses (credit cards)(1)	$4,560	$2,526	$2,034	81%
Credit card fraud reserve	4,083	—	4,083	nm
ACH and other transaction losses	2,447	1,604	843	53%
Total transaction losses	$11,090	$4,130	$6,960	169%
__________________
(1) Amounts represent provision for expected credit losses on credit card receivables and credit card receivables pledged.

Transaction losses increased by $7.0 million, or 169%, for the three months ended March 31, 2026, primarily driven by higher provision for expected credit losses on credit card receivables, which increased by $2.0 million as a result of growth in the credit card portfolio.

Additionally, transaction losses increased due to $4.1 million of credit card fraud reserve recognized in the current period, reflecting elevated fraud activity.

Further contributing to the increase was a $0.8 million rise in ACH and other transaction losses, primarily associated with increased transaction volumes.

Sales and marketing

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Sales and marketing
Marketing acquisition and brand spend	$7,648	$4,740	$2,908	61%
Credit card rewards	8,423	2,245	6,178	275%
Marketing promotional and referral incentives	2,964	1,970	994	50%
Other sales and marketing	36	81	(45)	(56)%
Total sales and marketing	$19,071	$9,036	$10,035	111%

Sales and marketing expenses increased by $10.0 million, or 111%, for the three months ended March 31, 2026, primarily driven by a $6.2 million increase in credit card rewards consistent with growth in the credit card user base and higher cardholder spending activity. Further contributing to the increase was a $2.9 million rise in marketing acquisition and brand spend to support targeted customer acquisition and brand awareness efforts, as well as a $1.0 million increase in marketing promotional and referral incentives associated with customer acquisition efforts.

Transaction processing

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Transaction processing
Staking rewards	$1,354	$2,609	$(1,255)	(48)%
Banking and compliance fees	2,651	2,412	239	10%
Processing fees	1,046	67	979	1461%
Minting and mining	50	150	(100)	(67)%
Total transaction processing	$5,101	$5,238	$(137)	(3)%

Transaction processing expenses decreased $0.1 million, or 3%, for the three months ended March 31, 2026, primarily due to a $1.3 million decrease in staking rewards, reflecting lower staking activity and related revenue. In addition, minting and mining-related fees decreased $0.1 million, driven in part by lower average network gas prices, which reduced transaction costs associated with exchange activity. These decreases were partially offset by a $1.0 million increase in processing fees, primarily related to costs associated with newly introduced and expanded products, including clearing fees for prediction markets activity and fees paid to market makers. Banking and compliance service fees also increased by $0.2 million.

Other Income (Expense)

Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Realized and unrealized loss on crypto assets and receivable, crypto assets pledged	$(100,977)	$(128,929)	$27,952	(22)%

Realized and unrealized loss on crypto assets and receivable, crypto assets pledged decreased $28.0 million, or 22% for the three months ended March 31, 2026. This change was driven by both higher realized gains and higher unrealized losses. Realized gains increased primarily due to higher loan repayments of borrowed crypto assets. In addition, declines in BTC and ETH prices during the year resulted in higher unrealized losses on crypto assets held compared to the prior year.

Realized and unrealized gain (loss) on related party crypto loans

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Realized and unrealized gain on related party crypto loans	$90,082	$99,001	$(8,919)	(9)%

Realized and unrealized gain on related party crypto loans decreased by $8.9 million, or 9% for the three months ended March 31, 2026, primarily driven by higher realized losses from increased loan repayment volumes relative to the prior year. This is offset by larger unrealized gains from steeper price declines for the three months ended March 31, 2026 compared to the same period in 2025.

Change in fair value on related party convertible notes and related party loans

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Change in fair value on related party convertible notes	$—	$(8,187)	$8,187	nm
Change in fair value on related party loans	$—	$(55,547)	$55,547	nm

Change in fair value on related party convertible notes and related party loans for the three months ended March 31, 2025, represents the periodic remeasurement of these instruments at fair value. Upon IPO, these instruments were converted into equity, resulting in no further impact from fair value remeasurement in the current period.

Interest expense on related party loans

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Interest expense on related party loans	$(3,311)	$(13,897)	$10,586	(76)%

Interest expense on related party loans decreased by $10.6 million, or 76%, for the three months ended March 31, 2026, primarily due to lower average outstanding principal balances on such loans, compared with the three months ended March 31, 2025.

Interest expense on third party loans

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Interest expense on third party loans	$(1,792)	$(3,228)	$1,436	(44)%

Interest expense on third party loans decreased by $1.4 million, or 44%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the exit of the Galaxy loan in 2025, which had incurred $3.2 million of interest expense in the prior year period. This decrease was partially offset by $1.8 million of interest expense related to the NYDIG MRA (as defined below) incurred in the current period.

Interest expense on funding debt

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Interest expense on funding debt	$(2,495)	$—	$(2,495)	nm

Interest expense on funding debt for the three months ended March 31, 2026 represents interest on the Ripple Credit Agreement (as defined below), a funding arrangement entered into in July 2025 to finance our credit card receivables. There was no comparable interest expense in the prior year.

Other income (expense), net

	Three Months Ended March 31,		Change
($ in thousands, except for %)	2026	2025	$	%
Other income (expense), net
Market-driven valuation changes	$1,227	$2,679	$(1,452)	(54)%
Other	2,497	1,859	638	34%
Total other income (expense), net	$3,724	$4,538	$(814)	(18)%

Market-driven valuation changes, including unrealized foreign currency translation gains and losses, gains and losses on derivatives, and changes in the fair value of strategic investments and warrants, resulted in a $1.2 million gain in the current year, compared to a $2.7 million gain the prior year. The remaining change reflects normal period-to-period variability in other operating-related items.

Income Tax Benefit (Provision)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Income tax benefit (provision)	$(21)	$5,012

Income tax provision was $21 thousand for the three months ended March 31, 2026, compared to an income tax benefit of $5.0 million for the three months ended March 31, 2025. The change was primarily attributed to an adjustment to the valuation allowance on our deferred tax balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations primarily with cash flow from operating activities, proceeds from the private sale of equity securities, related party indebtedness from Winklevoss Capital Fund (“WCF”) denominated in bitcoin, ether, or U.S. dollars, and loan agreements with unrelated third parties. We utilize crypto assets, specifically bitcoin, as a treasury asset and given our belief that bitcoin is a better store of value and hedge against inflation than fiat, we have generally sought to incur borrowing costs in U.S. dollars rather than sell bitcoin.

As of March 31, 2026 and December 31, 2025, we had (i) cash and cash equivalents of $215.6 million and $252.2 million, respectively, which consisted primarily of cash and highly liquid investments with an original maturity of three months or less when purchased; (ii) restricted cash and cash equivalents of $103.7 million and $115.3 million, respectively, which consisted primarily of cash deposited into money market funds and restricted cash deposits held at financial institutions as part of our capital reserve requirements and as collateral associated with our banking partnerships and surety bonds; and (iii) customer custodial funds of $483.8 million and $527.4 million, respectively, which consisted of restricted cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of users. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to users.

Additionally, Crypto assets held on our condensed consolidated balance sheets represent corporate assets that are used as part of the ordinary course of business. We use crypto assets primarily to support our core operations, facilitate the efficiency of the exchange, and as a reserve to satisfy regulatory requirements for certain subsidiaries. Uses to support core operations include receiving crypto assets as a form of payment for Transaction revenue and Services revenue. Crypto assets received as a form of payment are converted to cash or used to fulfill operating expenses, including crypto rewards. Certain crypto assets are designated to satisfy regulatory capital or reserve requirements imposed by certain jurisdictions and regulators. These assets are subject to operational and regulatory restrictions that limit their use in day-to-day business operations. Applicable regulatory frameworks require us to maintain a minimum level of assets to meet ongoing licensing and regulatory obligations and prohibit the lending, pledging, rehypothecation and encumbrance of such assets, but do not prohibit the sale thereof. As of March 31, 2026 and December 31, 2025, we held approximately $66.4 million and $237.9 million, respectively, in crypto assets for regulatory requirements.

Subsequent to quarter end, on May 14, 2026, we completed a $100.0 million private placement of Class A common stock with WCF, with consideration paid in Bitcoin (the "Private Placement"). For additional information, refer to our Current Report on Form 8-K, filed with the SEC on May 14, 2026. This transaction further strengthened our liquidity position and provides additional financial flexibility to support our operations and strategic initiatives.

We believe our existing cash and cash equivalents, together with the proceeds from the Private Placement, which increased our available liquidity, the proceeds from the IPO and the anticipated cost savings and operating efficiencies resulting from our strategic initiatives, including related to the Restructuring, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We continually evaluate opportunities to optimize our cost structure and capital allocation as part of normal business operations. We may also pursue financing activities from time to time to support strategic initiatives and provide additional financial flexibility. Our future capital requirements will depend on many factors, including, but not limited to, continued market acceptance of crypto assets and blockchain technology, our ability to attract and retain users on our platform, the continuing market acceptance of our products and services, and overall economic conditions. See Part II, Item 1A. “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for covenants that would restrict our operations. In the event that additional financing is required from outside sources, there is a possibility we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Indebtedness and Other Funding Arrangements

Lending Agreements

We have historically entered into lending agreements with WCF to borrow ETH and BTC at loan fees between 4% and 8% per annum. As of March 31, 2026, loans in respect of 0 ETH and 3,691 BTC remained outstanding under these agreements. The purpose of these lending agreements includes meeting capital reserve requirements of regulators as well as satisfying collateral obligations under agreements with unrelated third parties. These lending agreements with WCF do not contain affirmative or negative covenants and are prepayable at our option, with no fixed maturity date. However, WCF may require repayment at any time upon written notice.
On March 5, 2026, 1,750 BTC that had previously been held as minimum regulatory capital was approved for release — as the BTC had been borrowed under an agreement with WCF and pledged for regulatory purposes, it was subsequently repaid to WCF following the approval. Subsequently, on March 18, 2026, the Company re-borrowed 822 BTC from WCF with a 4% loan fee per annum in connection with collateral and margin requirements under the NYDIG MRA (as defined below). For more information, see Note 14. Related Party Loans and Convertible Notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

As of March 31, 2026, there was a U.S. dollar denominated principal amount of approximately $140.0 million outstanding under the Ripple Credit Agreement and approximately $184.0 million of credit card receivables were pledged as collateral.

NYDIG MRA

In July 2025, we entered into a Master Repurchase Agreement with NYDIG Funding LLC (“NYDIG”), an unrelated third party (such Master Repurchase Agreement, the “NYDIG MRA”). The NYDIG MRA permits us to sell digital assets to NYDIG and simultaneously agree to repurchase such assets at a later date, contractually defined as June 30, 2026, and at a predetermined price. Each transaction is subject to margin requirements and other customary terms relating to events of default and remedies, as set forth in the NYDIG MRA. NYDIG may allow third parties to participate in (and in certain circumstances, may assign to such third parties) its rights and obligations under the NYDIG MRA. As of March 31, 2026, there were repurchase obligations in an aggregate U.S. dollar denominated amount of approximately $75.0 million outstanding under the NYDIG MRA, and such obligations were collateralized by digital assets with an aggregate fair market value of approximately $117.7 million.

Cash Flows

The following table presents information regarding our consolidated cash flows for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash used in operating activities	$(54,432)	$(18,414)

Net cash provided by investing activities	22,195	30,279
Net cash used in financing activities	(59,467)	(81,421)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	$(91,704)	$(69,556)

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash expenses and non-cash movements in crypto assets and liabilities, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $54.4 million for the three months ended March 31, 2026, driven by net loss of $109.0 million and non-cash adjustments of $62.4 million, which primarily consisted of realized and unrealized losses on crypto assets and receivable, crypto assets pledged, stock-based compensation expense, crypto asset payments for expenses, provision for transaction losses, depreciation and amortization, lease expense, impairment, partially offset by realized and unrealized gains on related party crypto loans and derivatives, and crypto assets and warrants received as revenue. Additionally, cash used in operating activities was impacted by a net inflow from changes in operating assets and liabilities of $3.6 million, driven by the timing of cash receipts and payments, and vendor payment terms. These outflows were partially offset by $11.4 million net outflow from purchases and disposals of crypto assets for operations.

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2025, driven by net loss of $149.3 million and non-cash adjustments of $102.9 million, which primarily consisted of realized and unrealized losses on crypto assets and receivable, crypto assets pledged, fair value changes on related party convertible notes and related party loans, depreciation and amortization, crypto asset payments for expenses, provision for transaction losses, stock-based compensation and lease expense, partially offset by realized and unrealized gains on related party crypto loans and derivatives, and crypto assets received as revenue. Additionally, cash used in operating activities was impacted by a net inflow from changes in operating assets and liabilities of $1.5 million, driven by the timing of cash receipts and payments, and vendor payment terms. These outflows were partially offset by $26.5 million net inflow from purchases and disposals of crypto assets for operations.

Investing Activities

Net cash provided by investing activities was $22.2 million for the three months ended March 31, 2026, primarily driven by $21.3 million in net inflow for the purchases of and repayments on credit card receivables and $2.9 million in proceeds from the sale of crypto assets. This was partially offset by $2.1 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Net cash provided by investing activities was $30.3 million for the three months ended March 31, 2025, primarily driven by $34.4 million in proceeds from the sale of crypto assets. This was partially offset by $2.7 million in net outflow for the purchase of and repayments on credit card receivables and $1.4 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Financing Activities

Net cash used in financing activities was $59.5 million for the three months ended March 31, 2026, primarily driven by $435.2 million of proceeds from the Ripple Credit Agreement. These increases were partially offset by $449.3 million in repayments under the Ripple Credit Agreement, $45.1 million of net custodial funds outflows attributable to elevated customer redemptions, and $0.2 million in payments related to tax withholdings upon net settlement of equity awards.

Net cash used in financing activities was $81.4 million for the three months ended March 31, 2025, primarily driven by $81.4 million of net outflow from custodial funds due to customers from decreased customer deposits.

Commitments and Contingencies

Our material future cash commitments are to repay our current indebtedness obligations, as described above in the “Indebtedness” section, and make payments under leases for our facilities. We have operating leases for office facilities with remaining terms of two years to eight years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term due to uncertainty. For more information, see Note 13. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Receivables purchased under this program are recorded on our consolidated balance sheets as Credit card receivables pledged and Accounts receivable, net. As of March 31, 2026, we had purchased $218.1 million in Gemini Credit Card customer receivables pursuant to this arrangement. Certain credit card receivables are pledged as collateral under our Ripple Credit Agreement (see “Indebtedness and Other Funding Arrangements—Ripple Credit Agreement”). As of March 31, 2026 and December 31, 2025, the carrying value of pledged credit card receivables was $184.0 million and $188.8 million, respectively.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. Our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk to our financial statements associated with the effect of changes in market factors, including the following.

Interest Rate Risk

We are exposed to interest rate risk primarily through our credit card receivables and our fixed-rate borrowing facilities.

We earn interest income on outstanding credit card balances at rates indexed to the prime rate plus a spread. These receivables bear floating interest rates that adjust immediately with changes in the prime rate. A 100 basis point increase (decrease) in the prime rate would result in an increase (decrease) of approximately $1.5 million in annual interest income based on average credit card balances outstanding during the three months ended March 31, 2026.

Our funding facilities bear interest at fixed rates with terms ranging from less than one year to two years. As of March 31, 2026, we had $215.0 million in outstanding principal borrowings under these facilities at a weighted average interest rate of 7.5%. While the fixed-rate nature of these borrowings limits our exposure to interest rate volatility during the term of the facilities, we are exposed to repricing risk upon maturity or refinancing. If interest rates increase prior to maturity or refinancing, our interest expense would increase upon entering into new or replacement financing arrangements.

Due to the short-term nature of the cash and cash equivalent holdings against our GUSD reserve and against custodial USD balances, we do not believe we have material exposure to interest rate risk from these investments.

Digital Assets Risks

Changes in digital asset prices impact our operations through unrealized gains and losses on digital assets inventory held. As of March 31, 2026 and December 31, 2025, unencumbered digital assets had an aggregate fair value of $20.2 million and $37.1 million, respectively, representing 1% and 2% of our total assets, respectively. A hypothetical 50% increase or decrease in digital assets prices as of March 31, 2026 and December 31, 2025 would result in a $10.1 million and $18.6 million impact, respectively, to the value of our unencumbered Crypto assets held.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting previously identified and disclosed in the Company’s final prospectus, dated September 11, 2025, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the IPO (the "Prospectus").

Notwithstanding the ineffective disclosure controls and procedures as a result of the previously identified material weaknesses that we are currently taking actions to remediate, our Chief Executive Officer and Interim Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows in accordance with U.S. GAAP.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As previously disclosed in the Prospectus, we identified material weaknesses in our internal control over financial reporting as follows: (i) we did not maintain an effective control environment in that a sufficient number of personnel were not available to support an effective financial close process in a timely manner; (ii) we did not maintain an effective risk assessment process, which led to some improperly designed controls; (iii) we did not establish, thoroughly communicate, and monitor certain control processes and relevant accounting policies and procedures; (iv) controls over the digital asset reconciliation between our internal ledger and the public blockchain to address the existence, recording, and safeguarding of digital assets were not effectively designed and implemented and, therefore, did not operate effectively; and (v) we did not properly design and implement controls over the launch of new products, including controls over the reconciliation of digital assets held in corporate accounts and on behalf of customers. We have concluded that these material weaknesses existed because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. The foregoing deficiencies identified did not result in a material misstatement to our financial statements.

Remediation Efforts to Address Previously Identified Material Weaknesses

We have taken and will continue to take actions to remediate these material weaknesses, including hiring additional accounting and finance personnel with financial accounting, stock-based compensation, tax, and reporting expertise; increasing training and education in accounting and reporting requirements for a public company; designing and implementing processes, tools and internal controls over the financial statement close process; strengthening internal controls to align with the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission framework and Internal Control over Financial Reporting standards; enhancing the review of journal entries and account reconciliations, including digital asset reconciliations; and retaining the services of third-party consultants to supplement our technical competencies and expertise. The remediation actions that we are taking are subject to ongoing senior management overview, as well as oversight by the Audit and Risk Committee of our board of directors.

Changes in Internal Control Over Financial Reporting

As discussed above, we are implementing our remediation plan related to identified material weaknesses. Except as discussed above, there were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk Factors—Risks Relating to our Business and Industry—We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition” and Note 22. Commitments and Contingencies and Note 23. Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of material legal proceedings to which we are a party.

Item 1A. Risk Factors

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

We generate a large portion of our total revenue from transaction fees on our platform in connection with the purchase, sale, and trading of digital assets by our users. The transaction price, represented by the trading fee, varies depending on the value of the transaction and/or the user’s transaction volume processed over the previous thirty-day period. Instant orders also incur a convenience fee that is typically calculated above the market price. Declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may result in lower total revenue to us.

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

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include dApps, DeFi, yield farming, NFTs, play-to-earn games, lending, staking, liquid staking and restaking, token wrapping, governance tokens, innovative programs to attract users such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, Layer 2 blockchain networks, and novel cryptocurrency fundraising and distribution schemes, such as initial coin offerings. We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, disruptive technologies such as generative artificial intelligence ("AI") may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our user base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract users, generate revenue, or perform or integrate well with third-party applications and platforms. We may periodically reevaluate, scale back, or discontinue certain product or service offerings if they do not perform as anticipated or meet our commercial viability criteria, which could result in additional costs, operational disruption or reputational harm. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, including risks associated with pursuing or operating under new or evolving regulatory frameworks, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain users, including large, institutional, high-frequency, and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing users, and to attract new users may be adversely affected.

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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, and reductions in force. For example, in an effort to reduce operating expenses, we have had to strategically reduce our workforce in the past, including in 2024 and earlier this year as part of the Restructuring. Any reduction in force may not achieve the anticipated benefits they were designed to achieve. In addition, in February 2026, we parted ways with our Chief Financial Officer, Chief Operating Officer, and Chief Legal Officer, and these leadership changes, together with our workforce reduction in connection with the Restructuring, may result in operational disruptions, reduce our ability to maintain and improve our systems and controls, and result in the loss of institutional knowledge, including through unplanned attrition. Reductions in force may also adversely affect employee morale and productivity, make it more difficult to hire and retain qualified personnel in the future, and harm our company culture. Any failure to effectively manage our growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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

Moreover, our previous and future acquisitions and/or investments may not achieve our goals, and any future acquisitions and/or investments we complete could be viewed negatively by users or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to consummate the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of convertible debt for financing could result in dilution to our stockholders, which, depending on the size of such sale, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

In February 2026, we approved the Restructuring, a plan to exit and wind down our operations in the United Kingdom, the European Union and other European jurisdictions, and Australia, as part of a broader initiative to reduce operating expenses and support our path to profitability. In connection with the Restructuring, we announced a reduction in force, including employees in Europe, the United States, and Singapore.

We implemented the Restructuring based on a number of assumptions, and there can be no assurance that the Restructuring will produce the intended results or that the expected cost savings will be realized in the expected amounts or within the expected timeframes, or at all. The Restructuring may take longer to complete than anticipated, and actions taken in connection with the Plan may be more costly than we currently expect. In connection with the Restructuring, we expect to incur pre-tax restructuring and related charges, substantially all of which are expected to result in cash expenditures, including employee-related costs (such as severance payments, notice pay where applicable, and employee benefits and related costs) and other exit and disposal costs (including facility exit costs, contract termination costs, and professional fees). The estimates of the charges and expenditures we expect to incur, and the timing thereof, are subject to a number of assumptions, and actual amounts may differ materially from our estimates. We may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Restructuring.

The Restructuring could also adversely affect our business, results of operations, and financial condition. The process of exiting and winding down operations may be disruptive, may divert management attention, and may adversely affect employee morale, productivity and retention, including among employees in jurisdictions in which we will continue to operate. If we do not execute the Restructuring effectively, or if the Restructuring results in greater disruption or costs than expected, our business may be adversely affected and we may not achieve profitability on our anticipated timeline, or at all.

For risks related to our previously announced reduction in force, see “—Risks Relating to our Business and Industry—If we fail to effectively manage our growth, scale our operations, or implement workforce changes as needed, our business and operating results could be adversely affected.”

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

Claims have been made in various litigations that the Electronic Fund Transfers Act (“EFTA”) applies to digital asset exchanges and custodians, such as us, and to transactions on such platforms. A case filed in the Superior Court for the District of Columbia sought a declaration from that court that EFTA applies to our business, as well as injunctive relief. Gemini is appealing a jurisdictional ruling in that case. The application or extension of EFTA to us and to transactions on platforms such as ours would significantly increase our litigation expenses, as well as user fraud losses borne by us as a result of litigation, and would significantly adversely affect our business, operating results, and financial condition.

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

As of April 30, 2026, we are facing 373 arbitrations filed by Earn users seeking additional interest separate from their recovery in the Genesis Global Capital, LLC (“Genesis”) bankruptcy. Consistent with the rules of the arbitration provider, National Arbitration and Mediation (“NAM”), we have agreed to participate in 15 “bellwether” arbitrations and all other matters have been stayed pending the outcome of these arbitrations. Gemini has largely prevailed in the first three of these bellwether arbitrations that have been completed; two additional bellwether arbitrations have been dismissed but are pending additional motion practice, and final hearings in three others are in process. It is possible that the number of arbitrations we face will increase in the future.

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

Our research and development of such technology remain ongoing and may be costly and yield inefficient results. As with many new and emerging technologies, AI presents significant potential for efficiencies but also risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may suffer. For example, if our competitors or other third parties incorporate AI-powered solutions into their products more quickly or more successfully than us, this could impair our ability to compete effectively. At the same time, use of AI has recently become the source of significant media attention and political debate. Although we attempt to mitigate this risk, content generated by AI systems may be offensive, illegal, or otherwise harmful. Further, such content may appear correct but is factually inaccurate, misleading or otherwise flawed, which could negatively impact our users, harm our reputation and business, and expose us to liability. AI and machine learning models require training on datasets prior to production use, and in some instances, AI algorithms or training methodologies may be overbroad, insufficient, or contain biased information. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, users, or society, or result in our products and services not working as intended. Further, if third parties allege that our AI and machine learning models violate applicable law, or that our use of training data violates applicable law or third-party rights, we may be subject to legal liability or we may be forced to retrain our models on different datasets, which could result in unexpected costs, and adversely affect the availability of our offerings or their reliability, or otherwise make them less useful for their intended purpose. Human review of certain outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts.

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

We rely on bank relationships to provide banking rails for our platform. In particular, users’ cash holdings on our platform are held with one or more of our multiple banking partners in omnibus accounts. Given the industry in which we operate, our banking partners may view us as a higher risk customer for purposes of their AML programs, notwithstanding the fact that the subsidiaries through which we operate hold all required licenses for their current activities. GTC and Gemini Moonbase, LLC (“Gemini Moonbase”) are registered money services businesses with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (the "BSA"). In addition, we hold MTLs or the statutory equivalent in all U.S. states requiring such licenses for our operations. Further, GTC is a limited purpose trust company chartered by the NYDFS. Likewise, our foreign subsidiaries hold all required licenses, including from the Monetary Authority of Singapore.

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

The Gemini Credit Card is subject to increasingly sophisticated frauds that can be difficult to detect, including income and identity misrepresentation, fraudulent application activity, and credit bust-out schemes. Such fraud schemes could have a material adverse impact on our credit card business.

The Gemini Credit Card business relies on the integrity of borrower information, including income, employment status and identity, to assess creditworthiness and manage risk across the credit card program. Misrepresentations of borrower income, employment, or identity, whether intentional or otherwise, could lead to extensions of credit to individuals or entities who lack the ability or intent to repay their debts. Additionally, fraudulent schemes, particularly, credit bust-out schemes where cardholders deliberately establish and build out credit histories with the intent of defaulting on large sums, which have been perpetrated against the Gemini Credit Card program in the past, pose a significant risk to the credit card business.

Our underwriting and fraud detection systems are designed to identify inaccuracies and fraudulent activity, but these systems have inherent limitations and may not fully prevent losses from sophisticated schemes or material misrepresentations. Fraudulent application activity, including coordinated or automated attempts to obtain approval for the Gemini Credit Card using false, stolen, synthetic, or otherwise misleading applicant information, could also increase Card Sign-Ups and limit the usefulness of Card Sign-Ups as a key business metric. See “—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.” If a significant number of accounts are impacted by misrepresentations of information or become involved in fraudulent schemes or activities, this could have a materially adverse impact on our reputation, business, operating results, and financial condition.

Moreover, any failure to effectively identify and prevent misrepresentation and fraudulent activity may require us to invest additional resources into detection systems and fraud monitoring, further impacting our profitability. We have implemented measures that are intended to protect against credit card fraud losses, but no credit card anti-fraud measure can be perfectly effective. The Gemini Credit Card program has been the target of sophisticated fraud attacks in the past, resulting in financial losses. It is difficult to predict the extent to which the anti-fraud measures now in place, or that may be put in place in the future, will be effective in mitigating or preventing future fraud. If we are unable to sufficiently manage or mitigate these risks, we may face increased regulatory scrutiny, potential legal action, and reputational harm, which could have a material adverse effect on our business, operating results, and financial condition.

The credit card business is highly regulated by multiple regulators. See “—Risks Relating to our Business and Industry—The Gemini Credit Card is subject to various laws, regulations, and industry standards, all of which are subject to change and some of which are subject to uncertain interpretation.” Measures to control credit fraud can lead to regulatory investigations, regulatory enforcement actions, and civil lawsuits brought by the government or private litigants. Some of the anti-fraud measures implemented in connection with the Gemini Credit Card program have triggered regulatory scrutiny and might draw regulatory scrutiny in the future, including with respect to the Equal Credit Opportunity Act. Litigation or enforcement actions relating to the credit card program could also harm our reputation and jeopardize our relationship with WebBank, which issues the Gemini Credit Card and extends credit to users thereof. If our relationship with WebBank were to end, we would have to find a replacement issuing bank in order to maintain the Gemini Credit Card program. If we were not successful, our business, operating results, and financial condition would suffer. See “—Risks Relating to our Business and Industry—We rely on our agreement with WebBank to offer the Gemini Credit Card. If our relationship with WebBank were to end, the ability to continue to offer the Gemini Credit Card would be affected.”

There can be no assurance that our co-branded credit cards will be successful in generating a recurring stream of revenue.

In 2025, we launched co-branded credit cards, including in conjunction with Ripple in August 2025. The launch with Ripple was a contributing factor in more than 30,000 new credit card sign-ups in the month of August 2025, a new monthly high that was more than twice the number of credit card sign-ups in the prior month. While these sign-ups reflected initial customer interest in the co-branded credit card, not all approved applicants activated or used their cards, and therefore sign-ups alone are not necessarily indicative of cardholder activity or future revenues. The ultimate performance of the Ripple and other co-branded credit cards will depend on factors such as the number of cards actually issued and remaining open, cardholder transaction volume, and the level of related receivables. As a result, there can be no assurance that the launch of our co-branded credit card with Ripple, or any other co-branded credit card, will be successful in generating a recurring stream of revenue for our business.

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

In addition, Gemini Predictions is subject to evolving legal and regulatory considerations. For more information on regulatory risks relating to Gemini Predictions, see “—Risks Relating to Regulatory and Legal Matters—The applicability of certain preexisting laws and regulations to our prediction markets business is uncertain and regulatory or enforcement action against Gemini Predictions may adversely affect our prediction markets business.”

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

In 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the "GENIUS Act"), which establishes a regulatory framework for payment stablecoins, was entered into law. It is not yet known how the GENIUS Act will be interpreted by courts. Further, the sale and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the various jurisdictions relevant to our business. The risks associated with stablecoins may adversely affect interest in and demand for the products and services we seek to offer, and subject us to additional regulatory uncertainties, which may result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, as well as adversely affect our business, operating results, and financial condition.

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

Although we expect to achieve the necessary milestones required to comply with U.S. tax reporting and withholding requirements set forth in the Final 6045 Regulations with respect to our users’ digital asset transactions, including the collection of IRS Forms W-9 and W-8 from our users, withholding obligations (effective beginning January 1, 2026), and IRS Form 1099-DA, Digital Asset Proceeds From Broker Transactions reporting obligations, there is a risk that we may not have proper processes and procedures necessary to comply with the Final 6045 Regulations or may not build systems within the required timelines to ensure compliance for certain users or transactions. If the IRS determines that we are not in compliance with our tax reporting, we may face penalties, including liability for backup withholding tax that is not properly withheld (beginning in 2027), interest charges, and fines, which could adversely affect our financial position. The IRS has issued a safe harbor for brokers who make a “good faith effort” to file the appropriate information returns and furnish associated payment statements accurately during the transitional relief period. The Final 6045 Regulations will require us to invest substantially in new compliance processes and procedures, which could also adversely affect our financial position. Further, the IRS has announced it intends to issue additional guidance, including reporting for assets transferred between wallets or exchanges, as well as implement the Crypto-Asset Reporting Framework proposed by the Organization for Economic Cooperation and Development (“OECD”), which may create additional compliance obligations that could adversely affect our financial position or operating results.

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

Prior to our wind down of operations in the region in February 2026 as part of the Plan, we had made tokenized securities (“Gemini Tokenized Stocks”) available to Gemini users in the E.U. Gemini Tokenized Stocks were tokenized tracker certificates that reflect the price of an underlying stock and allow the investor to gain exposure to the underlying asset via an onchain financial instrument. These products are designed to provide economic exposure to the price performance of certain stocks, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks. Gemini Tokenized Stocks were issued by Dinari, Inc. and were offered to eligible E.U. users by our wholly-owned subsidiary, Gemini Intergalactic EU Artemis, Ltd.

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

The applicability of certain preexisting laws and regulations to our prediction markets business is uncertain and regulatory or enforcement action against Gemini Predictions may adversely affect our prediction markets business.

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

In April 2026, the New York Attorney General filed a petition against Gemini Titan alleging that Gemini Titan was operating an unlicensed gambling business and offering unauthorized sports wagering in New York through Gemini Predictions, and seeking injunctive relief, restitution, disgorgement, damages and civil penalties. If that petition or similar state actions or proceedings are successful, we may be required to restrict, modify, suspend or discontinue Gemini Predictions in certain jurisdictions, and we could incur substantial legal, compliance and remediation costs and suffer reputational harm, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Moreover, the crypto rewards provided in connection with the Gemini Credit Card are custodied and serviced by our wholly-owned subsidiaries, Gemini Trust Company, LLC ("GTC") and Gemini Constellation, LLC, respectively. Changes to laws and regulations applicable to GTC, and to the digital asset space generally, may materially and adversely impact our credit card business, including by affecting the manner in which Gemini Credit Card holders receive, maintain, and use their crypto rewards. For more information on the risks associated with changing laws and regulations, see “—We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.”

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

Because we have offered and will continue to offer a variety of innovative products and services to our users, such as Gemini Predictions, GUSD, and the Gemini Credit Card, many of our offerings are subject to significant regulatory uncertainty and we may, from time to time, face regulatory inquiries regarding our current and planned products. For instance, we are an issuer of GUSD, which is redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. For example, in July 2025, the GENIUS Act was signed into law, reflecting a legislative interest in establishing and developing frameworks for the regulation of stablecoins and digital assets more broadly. In 2025, the U.S. House of Representatives also passed the CLARITY Act in an effort to pass laws relating to digital asset market structure. There is substantial uncertainty on how any such legislation will apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules.

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

    We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions, or requests, including with respect to both consumer and employment matters, and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic. For example, we are currently subject to a purported federal securities class action and a shareholder derivative action, which are described in Note 22. Commitments and Contingencies and Note 23. Subsequent Events, respectively, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

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

As a result of our former presence in Europe and our prior service offerings in the European Union and the United Kingdom, we remain subject to the General Data Protection Regulation (the “E.U. GDPR”) and the U.K. General Data Protection Regulation (the “U.K. GDPR”) with respect to the processing of personal data we processed or continue to process relating to individuals in those jurisdictions, wherever that processing occurs. The E.U. GDPR and U.K. GDPR include operational requirements for companies that receive or process personal data and impose stringent data protection requirements, which could increase the risk of non-compliance and the costs of maintaining our data processing activities in a compliant manner. Failure to meet E.U. GDPR and U.K. GDPR requirements could result in significant penalties (including, under the E.U. GDPR, penalties of up to €20 million or 4% of our worldwide net trading income, whichever is greater), regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, and other notices. We may also face civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm (for example, the E.U. GDPR confers a private right of action on data subjects and consumer associations).

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

We accept payments using a variety of methods, which subjects us to rules, regulations, contractual obligations, and compliance requirements, including payment card association operating rules, certification requirements and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. Although no system can completely prevent theft, we have security countermeasures in place to reduce the potential for fraud and theft by criminals. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, operating results, and financial condition could be adversely affected.

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

A substantial number of our employees work remotely. This subjects us to heightened operational risks.

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
In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm or otherwise influence the market price of our Class A common stock, regardless of our operating performance. For example, and in common with certain other public companies within the digital assets industry, our stock may be attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. The market prices for digital asset companies have experienced significant volatility in recent periods, including both price and volume fluctuations, that often has been unrelated or disproportionate to the operating performance of such companies. If these trends were to impact us, the trading price of our Class A common stock may from time to time reflect market dynamics that are not connected to traditional valuation methods that might otherwise be associated with an operating company with a business model such as ours. Investors may therefore be unable to assess the value of our Class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict the extent to which these dynamics will develop, how they may evolve over time, or whether or how long they may last. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently subject to a purported class action litigation and shareholder derivation action as described in Note 22. Commitments and Contingencies and Note 23. Subsequent Events, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

In the future, we may sell Class A common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees and directors pursuant to our Equity Plan and ESPP. If we sell Class A common stock, convertible securities, or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, stockholders may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, and the valuation of stock-based awards and digital assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

In addition to equity financings and revenue generated by our product and service offerings, we have historically relied on related party loans, primarily from Winklevoss Capital Fund, LLC (“WCF”), to fund certain aspects of our business. While we expect to reduce our reliance on related party financing as an ongoing source of new funding for the business, a portion of our related party indebtedness remains outstanding and we may in the future enter into related party transactions with WCF in connection with liquidity, capital, or operational needs, such as the Private Placement. As of March 31, 2026, repayment obligations in respect of 0 ETH and 3,691 BTC remained outstanding under agreements with WCF that we previously entered into. These loans bear loan fees ranging from 4% to 8% per annum and, for the three months ended March 31, 2026 and 2025, we incurred approximately $3.3 million and $13.9 million, respectively, in loan fees under these agreements. For more information on these lending agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness and Other Funding Arrangements—Lending Agreements.”

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

We previously identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, experience additional material weaknesses in the future or otherwise fail to implement and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

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

We have concluded that these material weaknesses existed because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company. We have taken and will continue to take actions to remediate these material weaknesses, including hiring additional accounting and finance personnel with financial accounting, stock-based compensation, tax, and reporting expertise; increasing training and education in accounting and reporting requirements for a public company; designing and implementing processes, tools and internal controls over the financial statement close process; strengthening internal controls to align with the COSO framework and Internal Control over Financial Reporting standards; enhancing the review of journal entries and account reconciliations, including digital asset reconciliations; and retaining the services of third-party consultants to supplement our technical competencies and expertise.

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

Additionally, certain of our key business metrics, such as MTUs, LTUs, and Card Sign-Ups, are measured at a point in time and, as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate and may no longer be representative. Further, these metrics may be subject to overstatement — for example, our MTU and LTU metrics may overstate the number of unique users who have registered an account on our platform, as one user may register for and use, intentionally or inadvertently, multiple accounts with different email addresses, phone numbers, or usernames, and similarly, Card Sign-Ups may not reflect the impact of subsequent account closures, including customer-requested closures and closures by Gemini for suspected or confirmed fraud, failure to satisfy card program eligibility requirements, or other risk-management, compliance, or administrative reasons. If our metrics provide us with incorrect or incomplete information about users and their behavior, we may make inaccurate conclusions about our business. We regularly deactivate fraudulent and spam accounts that violate our terms of use and exclude these users from the calculation of our key business metrics, however, we may not succeed in identifying and removing all such accounts from our platform. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Articles of Incorporation of Gemini Space Station, Inc.	8-K	001-42836	3.1	9/15/2025
3.2	Amended and Restated Bylaws of Gemini Space Station, Inc.	8-K	001-42836	3.2	9/15/2025
4.1	Form of Class A Common Stock Certificate	S-1	333-289665	4.1	8/15/2025
4.2	Registration Rights Agreement, dated September 12, 2025, by and among Gemini Space Station, Inc. and certain of its stockholders	10-Q	001-42836	4.2	11/20/2025
4.3	Amendment No. 1 to Registration Rights Agreement, dated May 14, 2026	8-K	001-42836	99.2	5/14/2026
10.1†	Release and Separation Agreement, dated as of March 29, 2026, by and between Gemini Space Station, Inc. and Dan Chen	10-K	001-42836	10.18	3/31/2026
10.2†	Release and Separation Agreement, dated as of March 29, 2026, by and between Gemini Space Station, Inc. and Marshall Beard	10-K	001-42836	10.19	3/31/2026
10.3†	Release and Separation Agreement, dated as of March 29, 2026, by and between Gemini Space Station, Inc. and Tyler Meade	10-K	001-42836	10.20	3/31/2026
10.4	Securities Purchase Agreement, dated as of May 14, 2026, by and between Gemini Space Station, Inc. and Winklevoss Capital Fund, LLC	8-K	001-42836	99.1	5/14/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gemini Space Station, Inc.

Date: May 14, 2026	By: /s/ Tyler Winklevoss
Tyler Winklevoss
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	By: /s/ Danijela Stojanovic
Danijela Stojanovic
Interim Chief Financial Officer
(Principal Financial Officer)