Form 10-Q
period 2026-06-30
Gemini Space Station, Inc.
filed 2026-08-13
CIK 2055592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 7, 2026, the registrant had outstanding 54,525,418 and 75,126,784 of shares of Class A and Class B common stock, respectively, each with a par value of $0.001.
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

Part I—Financial Information
Item 1. Financial Statements

Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$188,618	$252,215
Restricted cash and cash equivalents	103,506	115,279
Customer custodial funds	454,717	527,354
Crypto assets held	331,048	439,622
Accounts receivable, net(1)	24,425	30,887
Credit card receivables pledged, net	181,994	188,754
Prepaid expenses and other current assets	43,490	52,140
Total current assets	1,327,798	1,606,251
Software, property and equipment, net	13,242	15,083
Intangible assets, net	128,687	139,805
Other non-current assets, net	32,868	40,708
Total assets	$1,502,595	$1,801,847
Liabilities and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$454,588	$527,307
Accounts payable	6,221	2,647
Accrued expenses	37,081	42,679
Third party loans	75,016	75,151
Related party loans	258,765	403,931
Funding debt	147,382	154,374
Other current liabilities	42,664	34,315
Total current liabilities	1,021,717	1,240,404
Non-current liabilities:
Lease liabilities	12,571	20,570
Total non-current liabilities	12,571	20,570
Total liabilities	1,034,288	1,260,974
Commitments and contingencies (Note 22)
Stockholders' equity:
Class A common stock, par value $0.001 per share; 1,000,000 shares authorized; 52,238 and 42,329 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	54	43
Class B common stock, par value $0.001 per share; 100,000 shares authorized; 75,127 shares issued and outstanding as of June 30, 2026 and December 31, 2025	75	75
Preferred stock, par value $0.001 per share; 20,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Treasury stock at cost; 1,303 and 284 shares as of June 30, 2026 and December 31, 2025, respectively	(572)	(568)
Additional paid-in capital	2,727,920	2,583,689
Accumulated other comprehensive income	785	887
Accumulated deficit	(2,259,955)	(2,043,253)
Total stockholders’ equity	468,307	540,873
Total liabilities and stockholders’ equity	$1,502,595	$1,801,847

Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

__________________
(1) Includes related party amounts of $0.1 million in Accounts receivable, net as of both June 30, 2026 and December 31, 2025, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Net revenue(1)	$43,704	$32,797	$92,282	$67,914
Other revenue	1,771	492	3,465	697
Total revenue	45,475	33,289	95,747	68,611
Operating expenses:
Salaries and compensation	48,223	36,829	113,651	71,101
Technology(2)	18,758	17,799	40,848	34,473
General and administrative(3)	20,585	19,248	42,265	33,247
Transaction losses	20,147	3,553	31,237	7,683
Sales and marketing	8,818	16,122	27,889	25,158
Transaction processing	5,885	5,173	10,986	10,411
Total operating expenses	122,416	98,724	266,876	182,073
Operating loss	(76,941)	(65,435)	(171,129)	(113,462)
Other income (expense):
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	(60,720)	166,784	(161,697)	37,855
Realized and unrealized gain (loss) on related party crypto loans	35,671	(161,049)	125,753	(62,048)
Change in fair value on related party convertible notes	—	(9,424)	—	(17,611)
Change in fair value on related party loans	—	(38,773)	—	(94,320)
Interest expense on related party loans	(2,714)	(16,346)	(6,025)	(30,243)
Interest expense on third party loans	(1,809)	(3,265)	(3,601)	(6,493)
Interest expense on funding debt	(2,553)	—	(5,048)	—
Other income (expense), net	1,364	(5,628)	5,088	(1,090)
Total other income (expense), net	(30,761)	(67,701)	(45,530)	(173,950)
Net loss before income taxes	(107,702)	(133,136)	(216,659)	(287,412)
Income tax benefit (provision)	(22)	(76)	(43)	4,936
Net loss	$(107,724)	$(133,212)	$(216,702)	$(282,476)
Net loss per share attributable to common stockholders:
Basic	$(0.89)	$(27.08)	$(1.82)	$(57.41)
Diluted	$(0.89)	$(27.08)	$(1.82)	$(57.41)
Weighted average shares outstanding - basic and diluted	121,272	4,920	118,940	4,920
Net loss	$(107,724)	$(133,212)	$(216,702)	$(282,476)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(408)	1,434	(102)	1,909
Change in fair value attributable to instrument-specific credit risk	—	(1,056)	—	3,271
Total other comprehensive income (loss)	(408)	378	(102)	5,180
Comprehensive loss	$(108,132)	$(132,834)	$(216,804)	$(277,296)
__________________
(1) Net revenue includes related party amounts of $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(2) Technology expenses include related party amounts of $0 for the three and six months ended June 30, 2026, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(3) General and administrative expenses include related party amounts of $0 and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.1 million for the three and six months ended June 30, 2025, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	—	$—	—	$—	120,265	$120	(1,132)	$(569)	$2,607,625	$1,193	$(2,152,231)	$456,138
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	—	—	1,260	2	—	—	(2)	—	—	—
Shares withheld for employee tax withholdings	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Issuance of common stock in exchange for crypto assets	—	—	—	—	7,143	7	—	—	99,993	—	—	100,000
Forfeiture of unvested restricted shares	—	—	—	—	—	—	(171)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	20,304	—	—	20,304
Net loss	—	—	—	—	—	—	—	—	—	—	(107,724)	(107,724)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(408)	—	(408)
Balance at June 30, 2026	—	$—	—	$—	128,668	$129	(1,303)	$(572)	$2,727,920	$785	$(2,259,955)	$468,307

Balance at March 31, 2025	39,842	$534,368	68,383	$—	—	$—	—	$—	$663,546	$7,789	$(1,609,704)	$(938,369)
Stock-based compensation	—	—	—	—	—	—	—	—	1,753	—	—	1,753
Net loss	—	—	—	—	—	—	—	—	—	—	(133,212)	(133,212)
Other comprehensive income	—	—	—	—	—	—	—	—	—	378	—	378
Balance at June 30, 2025	39,842	$534,368	68,383	$—	—	$—	—	$—	$665,299	$8,167	$(1,742,916)	$(1,069,450)

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2025	—	$—	—	$—	117,740	$118	(284)	$(568)	$2,583,689	$887	$(2,043,253)	$540,873
Issuance of common stock upon settlement of stock awards, net of shares withheld	—	—	—	—	3,785	4	—	—	(244)	—	—	(240)
Shares withheld for employee tax withholdings	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Issuance of common stock in exchange for crypto assets	—	—	—	—	7,143	7	—	—	99,993	—	—	100,000
Forfeiture of unvested restricted shares	—	—	—	—	—	—	(1,019)	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	44,482	—	—	44,482
Net loss	—	—	—	—	—	—	—	—	—	—	(216,702)	(216,702)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(102)	—	(102)
Balance at June 30, 2026	—	$—	—	$—	128,668	$129	(1,303)	$(572)	$2,727,920	$785	$(2,259,955)	$468,307

Balance at December 31, 2024	39,842	$534,368	50,761	$—	—	$—	—	$—	$662,091	$2,987	$(1,460,440)	$(795,362)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	17,622	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,208	—	—	3,208
Net loss	—	—	—	—	—	—	—	—	—	—	(282,476)	(282,476)
Other comprehensive income	—	—	—	—	—	—	—	—	—	5,180	—	5,180
Balance at June 30, 2025	39,842	$534,368	68,383	$—	—	$—	—	$—	$665,299	$8,167	$(1,742,916)	$(1,069,450)

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(216,702)	$(282,476)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,780	15,517
Impairment	1,327	—
Change in fair value on related party convertible notes	—	17,611
Change in fair value on related party loans	—	94,320
Realized and unrealized loss (gain) on crypto assets and receivable, crypto assets pledged	161,697	(37,855)
Realized and unrealized loss (gain) on related party crypto loans	(125,753)	62,048
Provision for transaction losses	31,237	7,683
Stock-based compensation	44,482	3,208
Crypto assets received as revenue	(4,695)	(12,169)
Crypto asset payments for expenses	19,926	12,987
Warrants received as revenue	(5,419)	—
Non-cash lease expense	3,199	2,436
Realized and unrealized loss (gain) on derivatives	(3,786)	920
Other operating activities, net	2,559	4,156
Changes in operating assets and liabilities:
Purchase of crypto assets	(37,694)	(73,626)
Disposal of crypto assets	27,190	150,065
Accounts receivable	(31,505)	(2,804)
Other assets	4,950	61,228
Accounts payable and accrued expenses	(13,626)	(12,779)
Payables due to related parties	(1,402)	29,557
Payables due to third parties	(533)	5,381
Payables due for funding debt	198	—
Lease liabilities	(4,229)	274
Other liabilities	27,922	(64,210)
Net cash used in operating activities	(105,877)	(18,528)
Cash flows from investing activities
Proceeds from disposal of crypto assets	25,084	76,460
Purchases of credit card receivables	(981,121)	(298,083)
Proceeds from repayments of credit card receivables	996,231	269,266
Capitalization of internally developed software costs	(1,619)	(1,598)
Purchase of software, property and equipment	(219)	(422)
Other investing activities, net	142	—
Net cash provided by investing activities	38,498	45,623
Cash flows from financing activities
Custodial funds due to customers, net of redemptions	(73,194)	(91,162)
Proceeds from related party loans	—	15,100
Proceeds from third party loan, net of discount	75,000	—
Proceeds from funding debt	844,970	—
Repayment of funding debt	(852,160)	—
Repayment of third party loans	(75,000)	—
Payment of withholding taxes on settlement of restricted stock units	(240)	—

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Payment for tax withholdings related to net share settlements of equity awards	(4)	—
Net cash used in financing activities	(80,628)	(76,062)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(148,007)	(48,967)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period	894,848	646,858
Cash, cash equivalents, restricted cash and cash equivalents, end of period	$746,841	$597,891

Cash, cash equivalents, restricted cash and cash equivalents consisted of the following:
Cash and cash equivalents	$188,618	$51,053
Restricted cash and cash equivalents	103,506	63,641
Customer custodial funds	454,717	483,197
Total cash, cash equivalents, restricted cash and cash equivalents	$746,841	$597,891

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,164	$1,798
Cash paid during the period for income taxes, net of refunds	530	410

Supplemental schedule of non-cash investing and financing activities
Related party loans received in crypto assets	223,980	189,336
Repayments of related party loans denominated in crypto assets	241,991	56,159
Issuance of common stock in exchange for crypto assets	100,000	—
Credit card receivables returned as collateral for funding debt, net	(6,760)	—
Crypto assets returned as collateral for third party loans, net	—	(211)
Crypto asset collateral received for derivatives, net	(424)	14,273
Repayment of third party loan interest denominated in crypto	—	5,417
Change in fair value attributable to instrument-specific credit risk	—	3,271
Drawdown of related party loans (crypto in-transit)	—	10,085

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

Certain reclassifications have been made to prior-period amounts to conform to the current-period presentation. These reclassifications were not material to the presentation of the unaudited condensed consolidated financial statements and had no impact on previously reported total assets, total liabilities or net loss.

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

Customer custodial funds related to GUSD were $39.8 million and $46.6 million as of June 30, 2026 and December 31, 2025, respectively. Customer custodial funds due to customers related to GUSD were $39.2 million and $45.6 million as of June 30, 2026 and December 31, 2025, respectively.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Margin Loans

Margin loans are interest-bearing loans extended to customers to enable leveraged trading. These loans are collateralized by customer assets held on the Company’s platform and are subject to margin maintenance requirements, ongoing monitoring, and liquidation provisions. The Company does not recognize such collateral on its condensed consolidated balance sheets as it does not obtain control of the assets. Margin loan receivables are recorded at amortized cost, which approximates fair value due to their short-term nature. Interest income on margin loans is recognized over time based on the outstanding loan balance and applicable interest rates, which accrue on an hourly basis, and is included as interest income within Net revenue on the condensed consolidated statements of operations and comprehensive loss. See Note 3. Revenue.

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

As of June 30, 2026 and December 31, 2025, the Company had no customers that accounted for more than 10% of the Company’s Accounts receivable, net.

In addition, during the three and six months ended June 30, 2026 and 2025, no customer accounted for more than 10% of Total revenue.

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

During the three and six months ended June 30, 2026, advertising expense was $0.8 million and $6.2 million, respectively. During the three and six months ended June 30, 2025, advertising expense was $7.7 million and $10.7 million, respectively.

Recent accounting pronouncements
There have been no material developments relating to recent accounting pronouncements, including the expected dates of adoption and estimated effects on the condensed consolidated financial statements and footnote disclosures, since those disclosed in the Annual Report.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Revenue

Revenue recognition

The Company determines revenue recognition from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The following table presents revenue of the Company disaggregated by revenue source and ASC 606 applicability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue
Transaction revenue
Exchange	$12,497	$20,233	$29,669	$43,771
OTC	4,709	611	11,034	740
Prediction markets revenue	524	—	968	—
Other transaction revenue	21	2	44	463
Total transaction revenue	17,751	20,846	41,715	44,974
Services revenue
Credit card revenue	16,178	4,882	30,878	8,630
Staking revenue	4,026	2,690	6,163	5,796
Advisory fee revenue	2,709	—	5,419	—
Custodial fee revenue	618	1,878	2,486	3,740
Other services revenue	—	—	400	—
Total services revenue	23,531	9,450	45,346	18,166
Total net revenue from contracts with customers	41,282	30,296	87,061	63,140
Other revenue
Other	51	105	133	190
Total other revenue	51	105	133	190

Revenue not from contracts with customers(1)
Interest income	2,422	2,501	5,221	4,774
Corporate interest	1,720	387	3,332	507
Total revenue not from contracts with customers	4,142	2,888	8,553	5,281
Total revenue	$45,475	$33,289	$95,747	$68,611
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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Revenue by geographic location

    The following table presents revenue of the Company disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$43,122	$25,479	$88,299	$56,902
International(1)	2,353	7,810	7,448	11,709
Total revenue(2)	$45,475	$33,289	$95,747	$68,611
__________________
(1) No country, outside the U.S., accounted for more than 10% of Total revenue.
(2) Total revenue includes $4.1 million and $8.6 million for the three and six months ended June 30, 2026, respectively, and $2.9 million and $5.3 million for the three and six months ended June 30, 2025, respectively, that is not recognized within the scope of ASC 606 as outlined above.

4. Restructuring Activities

On February 5, 2026, the Company announced its plan to wind down operations in the United Kingdom, European Union, other European jurisdictions, and Australia, including a reduction in force of approximately 200 employees and the related exit or early termination of certain office leases in London, Malta, and San Francisco. On February 17, 2026, the Company separately announced the departure of three executives. The wind-down, workforce reduction, lease-related actions, and executive departures are collectively referred to herein as the "Restructuring." In connection with the Restructuring, the Company recorded no restructuring charges in the three months ended June 30, 2026 and approximately $7.9 million of charges in the six months ended June 30, 2026, consisting primarily of severance and personnel costs, operating lease right-of-use (“ROU”) asset impairment charges, and lease termination fees. These charges are included within Salaries and compensation and General and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. These actions were undertaken as part of a strategic initiative to streamline the Company’s operations.

A summary of the restructuring charges for the six months ended June 30, 2026 by major activity type is as follows (in thousands):

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

The following table is a summary of the changes in the severance and other personnel obligations, included within Accrued expenses and Other current liabilities on the condensed consolidated balance sheets, related to the Restructuring (in thousands):

Balance as of January 1, 2026	$—
Severance and other personnel costs	6,484
Cash payments during the period	(6,466)
Balance as of June 30, 2026	$18

5. Accounts Receivable, Net

Accounts receivable, net of allowance consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Credit card receivables(1)	$33,833	$31,047
Retail receivables	8,734	9,682
Custodial fees receivable	2,043	2,014
Staking fees receivable	695	1,270
Other fees receivable	3,545	3,181
Allowance for transaction losses	(24,425)	(16,307)
Total accounts receivable, net of allowance	$24,425	$30,887
__________________
(1) Includes $0.7 million of accrued interest receivable as of June 30, 2026 and December 31, 2025.
The Company holds both pledged and unpledged credit card receivables. Unpledged credit card receivables are included in Accounts receivable, net on the condensed consolidated balance sheets. Credit card receivables that have been pledged as collateral under the Company’s warehouse credit agreement are presented separately as Credit card receivables pledged, net on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the allowance for expected credit losses associated with pledged credit card receivables was $3.7 million and $0.1 million, respectively. See Note 16. Funding Debt for additional information regarding pledged credit card receivables.

Allowance for transaction losses consisted of the following for the three and six months ended June 30, 2026 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Three Months Ended June 30, 2026	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$14,026	$—	$—	$10,727	$—	$24,753
Provision for credit losses	2,026	—	1,235	13,056	825	17,142
Write-offs(1)	(10,102)	(13)	(2,343)	(5,707)	(1,078)	(19,243)
Recoveries and reversals of write-offs	399	13	1,108	—	253	1,773
Ending balance	$6,349	$—	$—	$18,076	$—	$24,425

Six Months Ended June 30, 2026	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$9,238	$—	$—	$7,069	$—	$16,307
Provision for credit losses(2)	4,330	—	1,080	20,791	1,122	27,323
Write-offs(1)	(17,991)	(13)	(2,490)	(9,784)	(1,375)	(31,653)
Recoveries and reversals of write-offs	10,772	13	1,410	—	253	12,448
Ending balance	$6,349	$—	$—	$18,076	$—	$24,425
__________________
(1) Credit card receivable write-offs include $0 and $0.1 million attributable to write-offs of accrued interest and fee receivables for the three and six months ended June 30, 2026, respectively.
(2) Credit card receivable provision for credit losses include $4.1 million related to a discrete fraud reserve for the six months ended June 30, 2026.

Allowance for transaction losses consisted of the following for the three and six months ended June 30, 2025 (in thousands):

Three Months Ended June 30, 2025	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$4,209	$—	$—	$7,081	$10	$11,300
Provision for credit losses	1,583	—	44	1,704	222	3,553
Write-offs(1)	(653)	—	(44)	(1,816)	(36)	(2,549)
Ending balance	$5,139	$—	$—	$6,969	$196	$12,304

Six Months Ended June 30, 2025	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$3,780	$—	$—	$6,563	$(75)	$10,268
Provision for credit losses	2,888	—	165	4,231	399	7,683
Write-offs(1)	(1,529)	—	(165)	(3,825)	(128)	(5,647)
Ending balance	$5,139	$—	$—	$6,969	$196	$12,304
__________________
(1) Credit card receivable write-offs include less than $0.1 million and $0.3 million attributable to write-offs of accrued interest and fee receivables for the three and six months ended June 30, 2025, respectively.

For all accounts receivable, the Company evaluates collectability at each reporting date and writes off unsecured balances when they are outstanding for more than 180 days or when the balances are otherwise deemed to be uncollectible. The provision for transaction losses is recorded in Transaction losses on the condensed consolidated statements of operations and comprehensive loss.

In assessing credit quality of the credit card receivable portfolio, the Company considers delinquency status as a key indicator. As of June 30, 2026 and December 31, 2025, 91.1% and 96.9%, respectively, of the Company's receivables were current or less than 30 days past due.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on credit card receivables (in thousands):

	June 30, 2026
	Current	<90 Days	≥90 Days(1)	Total past due receivables	Total receivables
Credit card receivables(2)	$14,325	$12,639	$3,020	$15,659	$29,984
Credit card receivables, pledged	$177,707	$5,746	$2,286	$8,032	$185,739
Total credit card receivables	$192,032	$18,385	$5,306	$23,691	$215,723
__________________
(1) Credit card receivables 90 days or more past due continue to accrue interest, as credit card receivables are not placed on nonaccrual status prior to write-off.
(2) Excludes disputed receivables of $3.8 million.
	December 31, 2025
	Current	<90 Days	≥90 Days(1)	Total past due receivables	Total receivables
Credit card receivables(2)	$22,340	$4,264	$2,741	$7,005	$29,345
Credit card receivables, pledged	$187,126	$1,696	$77	$1,773	$188,899
Total credit card receivables	$209,466	$5,960	$2,818	$8,778	$218,244
__________________
(1) Credit card receivables 90 days or more past due continue to accrue interest, as credit card receivables are not placed on nonaccrual status prior to write-off.
(2) Excludes disputed receivables of $1.7 million.

6.    Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash equivalents:
Money market funds	$1,703	$—	$—	$1,703
Crypto assets held:
Bitcoin	323,893	—	—	323,893
Ether	3,291	—	—	3,291
Other crypto assets	3,864	—	—	3,864
Accounts receivable, net:
Derivative assets(1)	—	(193)	—	(193)
Prepaid expenses and other current assets:
Equity securities	228	—	—	228
Crypto asset options	—	179	—	179
Crypto asset futures	—	33	—	33
Other non-current assets:
Warrants	—	—	559	559
Total assets	$332,979	$19	$559	$333,557
Liabilities
Related party loans:
Derivative liabilities(1)	$—	$59,310	$—	$59,310
Other current liabilities:
Crypto asset collateral payable	—	480	—	480
Crypto asset options	—	182	—	182
Crypto asset futures	—	—	—	—
Total liabilities	$—	$59,972	$—	$59,972
__________________
(1) Excludes the related host contracts which are not measured and recorded at fair value as of June 30, 2026 and are disclosed in the table below.

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

During the six months ended June 30, 2026, the Company did not make any transfers in or out of Level 3 of the fair value hierarchy.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a roll-forward of Level 3 investments measured and recorded at fair value on a recurring basis (in thousands):

Level 3 Investments - Warrants

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$757	$—	$851	$—
Unrealized loss attributable to change in fair value	(198)	—	(292)	—
Ending balance	$559	$—	$559	$—

Level 3 Investments - Convertible Notes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance related party convertible notes	$—	$259,693	$—	$248,783
Additions	—	3,990	—	7,935
OCI - Change in fair value attributable to instrument-specific credit risk	—	347	—	(875)
Unrealized gain attributable to change in fair value	—	9,424	—	17,611
Ending balance related party convertible notes	$—	$273,454	$—	$273,454

Level 3 Investments - Term Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance related party term loans	$—	$354,304	$—	$237,209
Additions	—	121,082	—	185,735
OCI - Change in fair value attributable to instrument-specific credit risk	—	709	—	(2,396)
Unrealized gain attributable to change in fair value	—	38,773	—	94,320
Ending balance related party term loans	$—	$514,868	$—	$514,868

Prior to the IPO, the Company fair valued its convertible notes and convertible term loans utilizing a scenario-based approach that considered various conversion and repayment scenarios, along with a discounted cash flow analysis, which was used to determine the value of an investment today based on projections of future cash flows. The significant input utilized in the discounted cash flow analysis included the discount rate which ranged from 19.5% - 21.7% for the three and six months ended June 30, 2025. Upon the IPO, convertible notes and related party term loans converted to equity and were no longer outstanding as of December 31, 2025.

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

Financial assets and liabilities not measured and recorded at fair value

The following tables summarize the estimated fair values of the Company's financial assets and financial liabilities that are measured at amortized cost, and are not required to be carried at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$188,618	$—	$—	$188,618
Restricted cash and cash equivalents	101,803	—	—	101,803
Customer custodial funds	454,717	—	—	454,717
Accounts receivable, net(2)	8,861	—	15,757	24,618
Total assets	$753,999	$—	$15,757	$769,756

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customers	$454,588	$—	$—	$454,588
Third party loans	—	75,016	—	75,016
Related party loans(2)	—	199,455	—	199,455
Funding debt	—	147,382	—	147,382
Total liabilities	$454,588	$421,853	$—	$876,441
__________________
(1) The total carrying value is equal to the total estimated fair value for all financial assets and liabilities.
(2) Excludes the embedded derivatives which are measured and recorded at fair value as of June 30, 2026 and are disclosed in the table above.

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

The Company determined credit card receivables to be Level 3 assets. While credit card receivables are short term in duration, the Company estimates their fair value using the current expected credit loss model, which incorporates unobservable inputs. Accordingly, Level 3 classification is appropriate.

7. Derivatives

The following table summarizes the balance sheet impact of crypto asset options and futures not designated as hedges and measured at fair value as of June 30, 2026 (in thousands):

	June 30, 2026
	Gross Notional(1)	Assets	Liabilities
Crypto asset options	$3,510	$179	$(182)
Crypto asset futures	1,826	33	—
Total		$212	$(182)
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

Please refer to Note 6. Fair Value Measurements for fair value details on embedded derivatives. During the three and six months ended June 30, 2026, the change in fair value of the embedded derivatives increased by $0.3 million and $0.2 million, respectively. During the three and six months ended June 30, 2025, the change in fair value of the embedded derivatives increased by $0.3 million and decreased by $0.2 million, respectively.

Gain (loss) on changes in the fair value of options and futures recorded in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative assets
Crypto asset options	56	(13,257)	5,076	(16,846)
Crypto asset futures	744	—	5,142	—
Total	$800	$(13,257)	$10,218	$(16,846)

Derivative liabilities
Crypto asset options	$(31)	$10,359	$(3,997)	$17,175
Crypto asset futures	(306)	(1,249)	(2,435)	(1,249)
Total	$(337)	$9,110	$(6,432)	$15,926

The below table represents the breakdown of crypto asset collateral associated with derivative positions (in thousands):

	June 30, 2026	December 31, 2025
Crypto assets held as collateral meeting the recognition criteria	$475	$904
Crypto assets held as collateral not meeting the recognition criteria	$1,171	$—
Crypto assets pledged as collateral not meeting the derecognition criteria	$8,447	$2,791

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Crypto Assets Held

The following table presents a summary of the crypto assets held at fair value by the Company (in thousands except for units):

	June 30, 2026
	Units	Cost Basis	Fair Value
Bitcoin	5,528	$286,780	$323,893
Ether	2,084	7,086	3,291
Other crypto assets	nm(1)	10,416	3,864
Total		$304,282	$331,048
__________________
(1) not meaningful

	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	4,827	$235,186	$420,635
Ether	2,741	9,590	8,072
Other crypto assets	nm(1)	11,862	10,915
Total		$256,638	$439,622
__________________
(1) not meaningful

The following table presents a roll-forward of the Company's crypto assets held measured at fair value (in thousands):

	Bitcoin	Ether	Other	Total
Crypto assets held at December 31, 2024	$412,115	$17,562	$40,424	$470,101
Addition of crypto assets(1)(2)	696,251	430,434	39,693	1,166,378
Disposition of crypto assets(1)(2)	(640,120)	(441,969)	(39,097)	(1,121,186)
Realized gain on crypto assets(3)	77,347	33,704	5,123	116,174
Realized loss on crypto assets	(15,066)	(29,589)	(2,045)	(46,700)
Unrealized gain (loss) on crypto assets(4)	(109,892)	(2,070)	(33,183)	(145,145)
Crypto assets held at December 31, 2025	$420,635	$8,072	$10,915	$439,622
Addition of crypto assets	350,287	6,840	24,259	381,387
Disposition of crypto assets	(293,068)	(7,896)	(27,299)	(328,264)
Realized gain on crypto assets(3)	634	326	2,825	3,785
Realized loss on crypto assets	(100,988)	(1,700)	(1,259)	(103,947)
Unrealized gain (loss) on crypto assets(4)	(53,607)	(2,351)	(5,577)	(61,535)
Crypto assets held at June 30, 2026	$323,893	$3,291	$3,864	$331,048
__________________
(1) Includes acquisitions of 1,434 Bitcoin and 86,321 Ether totaling $435.1 million and dispositions of 505 Bitcoin and 61,696 Ether totaling $192.4 million to manage collateral obligation under its loan agreements as of December 31, 2025. Refer to Note 2. Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K for further details.
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
(3) Excludes realized gain on Receivable, crypto assets pledged of $0 and $117.4 million as of June 30, 2026 and December 31, 2025, respectively.
(4) Excludes unrealized loss on Receivable, crypto assets pledged of $0 and $43.0 million as of June 30, 2026 and December 31, 2025, respectively.

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

The Company holds crypto assets primarily for operational purposes, including to support transaction processing, satisfy liquidity coverage and regulatory capital requirements for certain regulated subsidiaries, and meet collateral requirements under financing and other contractual arrangements. The Company acquires crypto assets through a variety of transactions, including through related party loans, revenue denominated in crypto assets and direct purchases of crypto assets. The Company disposes of crypto assets through repayments of principal and interest on related party crypto loans, sales of crypto assets and the settlement of operating expenses.

Crypto assets are initially recorded at their fair value at the time of acquisition, which represents their cost basis. Gains and losses on disposal are determined using the first-in-first-out (“FIFO”) method.

Certain subsidiaries of the Company are required to maintain surety bonds in connection with money transmitter licenses. In connection with these requirements, the Company has designated 623 bitcoin, with a fair value of $36.5 million, as collateral to insurance providers, which is reassessed on an annual basis.

As of June 30, 2026 and December 31, 2025, the Company held 971 bitcoin and 2,721 bitcoin, respectively, with a fair value of $56.8 million and $237.1 million, respectively, that are restricted in use under the terms of certain related party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy regulatory capital requirements and the restrictions remain in effect while the related party crypto asset loan agreements are outstanding. The restrictions may lapse upon repayment or termination of the loans, or other contractual modifications. This bitcoin is included in the Company's related party crypto asset loan with a December 29, 2022, draw date as described in Note 14. Related Party Loans and Convertible Notes.

In addition, as of June 30, 2026 and December 31, 2025, the Company held 2,825 bitcoin and 1,275 bitcoin, respectively, with a fair value of $165.4 million and $111.1 million, respectively, that are restricted in use under the terms of certain related party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy agreed upon collateral requirements with third parties. Because the Company retains control over these assets and the counterparty is not permitted to sell, pledge, rehypothecate, or otherwise use the assets, the restricted crypto assets continue to be recognized within Crypto assets held on the consolidated balance sheets. This bitcoin is included in the Company's related party crypto asset loans with draw dates of June 30, 2026, and July 24, 2025, respectively, as described in Note 14. Related Party Loans and Convertible Notes.

During the three months ended June 30, 2026, the Company received approximately 1,258 bitcoin as consideration for the issuance of Class A common stock in a private placement (the “Private Placement”). The bitcoin received was initially recognized at its fair value on the transaction date, which established its cost basis. A portion of the bitcoin was subsequently sold during the three months ended June 30, 2026, to fund operating activities. As of June 30, 2026, the Company held 988 bitcoin with a fair value of $57.9 million. See Notes 17. Stockholders' Equity and 21. Related Party Transactions, for additional information regarding the private placement.

9. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets
Cash collateral pledged	—	16,400
Prepaid expenses	10,856	14,164
Stablecoin	21,927	12,491
Prefunded clearing advance	4,500	4,500
Equity securities	228	357
Derivative assets	212	69
Loan receivables	2,868	—
Other	2,899	4,159
Total prepaid expenses and other current assets	$43,490	$52,140

Other non-current assets
Lease right-of-use assets, net	$11,366	$18,559
Strategic investments	8,599	9,428
Warrant derivative(1)	559	851
Warrant receivable(2)	6,493	6,493
Other	5,851	5,377
Total other non-current assets	$32,868	$40,708
__________________
(1) Warrant derivative represents the vested warrants received in connection with an advisory agreement. The vested warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and are subject to fair value adjustments. As of both June 30, 2026 and December 31, 2025, 40% of the warrants' vesting conditions had been met. Refer to Note 6. Fair Value Measurements.

(2) The warrant receivable represents a contract asset initially measured at fair value of $10.8 million. As of both June 30, 2026 and December 31, 2025, $4.3 million had vested, resulting in a remaining contract asset of $6.5 million.

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

	Six Months Ended June 30,
	2026	2025
Carrying amount, beginning balance	$9,428	$10,638
Net reductions(1)	(379)	(1,131)
Upward adjustments	—	61
Impairments and downward adjustments	(450)	—
Carrying amount, ending balance	$8,599	$9,568
__________________
(1) Includes additions from purchases, reductions due to exits of securities and reclassifications due to changes to capital structure.

Cumulative upward adjustments for strategic investments held were $4.5 million as of both June 30, 2026 and December 31, 2025. Cumulative impairments and downward adjustments were $1.6 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively. Upward adjustments, impairments, and downward adjustments are included in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Software, Property and Equipment, Net

Software, property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Software	$47,918	$48,665
Leasehold improvements	12,642	12,620
Furniture and fixtures	3,976	3,695
Computers and other equipment	2,846	3,008
Total	67,382	67,988
Accumulated amortization and depreciation	(54,140)	(52,905)
Software, property and equipment, net	$13,242	$15,083

Depreciation expense attributable to software, property, and equipment was $0.4 million and $0.9 million for the three and six months ended June 30, 2026, respectively. Depreciation expense attributable to software, property, and equipment was $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Depreciation expense attributable to software, property, and equipment is reflected in General and administrative on the condensed consolidated statements of operations and comprehensive loss. Amortization expense attributable to software, property, and equipment was $1.3 million and $2.8 million for the three and six months ended June 30, 2026, respectively. Amortization expense attributable to software, property, and equipment was $1.6 million and $3.4 million for the three and six months ended June 30, 2025, respectively. Amortization expense attributable to software, property, and equipment is reflected in Technology on the condensed consolidated statements of operations and comprehensive loss. Total additions to software were $1.6 million for both the six months ended June 30, 2026 and 2025.

Substantially all software, property and equipment was located and utilized within the United States as of June 30, 2026 and December 31, 2025.

During the three and six months ended June 30, 2026, the Company recorded an impairment loss of $0 and $0.2 million, respectively, on leasehold improvements related to the closure of its San Francisco office lease. During the three and six months ended June 30, 2026, the Company recorded an impairment loss of $0 and $0.1 million, respectively, on furniture and fixtures related to the closure of its United Kingdom offices as part of the Company's exit from international markets.

11. Intangible Assets, Net
Intangible assets consisted of the following as of June 30, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizing intangible assets
Patents	$178,005	$(54,390)	$123,615
Developed technology	50,781	(45,886)	4,895
Customer relationships	1,250	(1,125)	125
Assembled workforce	667	(615)	52
	$230,703	$(102,016)	$128,687

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

Amortization expense of intangible assets was $5.5 million and $11.1 million for the three and six months ended June 30, 2026. Amortization expense of intangible assets was $5.6 million and $11.2 million for the three and six months ended June 30, 2025. Amortization expense attributable to patents and developed technology is reflected in Technology on the condensed consolidated statements of operations and comprehensive loss. Amortization expense attributable to customer relationships and assembled workforce is reflected in General and administrative on the condensed consolidated statements of operations and comprehensive loss.

The expected future amortization expense for intangible assets as of June 30, 2026 is as follows (in thousands):

Remaining 2026	$11,006
2027	11,867
2028	11,867
2029	11,867
2030	11,867
Thereafter	70,213
Total expected future amortization expense	$128,687

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses:
Accrued expenses	$29,532	$38,255
Accrued salaries and benefits	6,429	3,454
Accrued severance	18	—
Accrued loss contingencies	1,102	970
Total accrued expenses	37,081	42,679

Other current liabilities:
Payable to Issuing Bank(1)	20,529	12,787
Current lease liabilities	6,583	6,807
Commissions to NFT artists payable	4,011	6,451
Other current liabilities	10,267	1,253
Unearned advisory fee revenue	612	6,031
Crypto asset collateral payable	480	904
Derivative liabilities	182	82
Total other current liabilities	42,664	34,315
Total accrued expenses and other current liabilities	$79,745	$76,994
__________________
(1) Represents amounts owed to the Issuing Bank for credit card receivables purchased under the credit card program agreement. See Note 22. Commitments and Contingencies.

13. Leases

    The Company has operating leases for office facilities with remaining terms of one year to four years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term as the Company is not reasonably certain to exercise the renewals. These leases primarily relate to office space in the United States, Singapore, and the United Kingdom, and generally require fixed monthly payments, some of which include rent-free periods and contractual rent escalations.

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

The Company recognizes lease expense in General and administrative on the condensed consolidated statements of operations and comprehensive loss. The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$1,255	$1,185	$2,816	$2,260
Short-term lease expense	446	159	502	175
Total lease expense	$1,701	$1,344	$3,318	$2,435

Other information related to the Company's operating leases was as follows:

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	3.0	4.1
Weighted-average discount rate	6.2%	6.2%

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

Remaining 2026	$3,568
2027	7,312
2028	6,155
2029	3,177
2030	754
Thereafter	—
Total undiscounted lease payments	20,966
Less: imputed interest	(1,812)
Total lease liabilities	$19,154

During the six months ended June 30, 2026, in connection with its restructuring activities, the Company ceased use of substantially all of its leased office spaces in London, United Kingdom and San Francisco, California and recorded impairment charges to reduce the carrying values of the related operating lease right-of-use (“ROU”) assets to their estimated fair values.

For the London lease, fair value was estimated using a discounted cash flow analysis based on projected sublease income. For the San Francisco lease, fair value was estimated using observable inputs, including the terms of a lease termination amendment executed on April 10, 2026, pursuant to which the Company agreed to pay a termination fee of approximately $0.6 million in connection with the early termination of the lease.

During the three and six months ended June 30, 2026, impairment charges of approximately $0 and $1.0 million, respectively, are included within General and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. See Note 4. Restructuring Activities for additional information.

On June 15, 2026, the Company exercised a contractual early termination option for its Chicago office lease. The lease will terminate effective June 30, 2027. In connection with the termination, the Company is required to pay a termination fee of approximately $0.8 million, of which approximately $0.4 million was paid in June 2026 and the remaining amount is due on or before June 30, 2027. As a result of exercising the option, the Company remeasured its operating lease liability and related right-of-use asset, resulting in reductions of approximately $1.8 million.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

as measured at fair value on the daily basis at which the fees accrued. These agreements were made to enable the Company to ensure adequate operational liquidity and meet regulatory capital obligations of its subsidiaries.

Crypto asset loans as of June 30, 2026 (in thousands):

Loan(6)	Draw Date	Principal Outstanding as of 12.31.25	Amount Borrowed	Amount Repaid	Realized Gain (Loss)	Principal Outstanding as of 6.30.26	Unrealized Gain (Loss)	Interest Rate	Interest Expense(4)	Interest Payable(5)
5,000 BTC(1)	12/29/2022	$237,077	$—	$119,208	$(90,260)	$56,830	$151,298	4.0%	$2,399	$6
500 BTC	5/11/2023	43,571	—	—	—	29,276	14,295	4.0%	734	3
340 BTC	10/31/2023	10,748	—	—	—	7,222	3,526	5.0%	226	1
1,275 BTC(2)	7/24/2025	111,105	—	74,654	76,306	—	(39,854)	4.3%	1,980	—
822 BTC(3)	3/18/2026	—	58,571	48,129	10,442	—	—	4.0%	668	—
2,825 BTC	6/30/2026	—	165,409	—	—	165,409	—	4.0%	18	18
Total		402,501	223,980	241,991	(3,512)	258,737	129,265		6,025	28
__________________
(1) 1,750 bitcoin ("BTC") were repaid during the six months ended June 30, 2026.
(2) 1,275 bitcoin were repaid during the six months ended June 30, 2026.
(3) 822 bitcoin were repaid during the six months ended June 30, 2026.
(4) Prior year interest accrued of $1.4 million was paid during the six months ended June 30, 2026.
(5) Outstanding interest balances payable to WCF are included in Related party loans on the condensed consolidated balance sheets as of June 30, 2026.
(6) 4,419 bitcoin and 0 ether were outstanding as of June 30, 2026.

    On March 18, 2026, the Company entered into a lending agreement with WCF to obtain bitcoin used as collateral under the previous NYDIG Master Repurchase Agreement in connection with margin requirements. The related bitcoin borrowing was repaid during the second quarter of 2026 upon the repayment and termination of the NYDIG Master Repurchase Agreement.

On June 30, 2026, the Company entered into an additional lending agreement with WCF to obtain bitcoin in support of the Company's collateral requirements under the current Galaxy Master Loan Agreement. Refer to Note 15. Third Party Loans for additional information.

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
(14) 4,619 bitcoin and 0 ether were outstanding as of December 31, 2025.

During the year ended December 31, 2025, the Company entered into multiple additional lending agreements with WCF. The Company primarily uses the crypto assets obtained from these agreements as collateral for third party loans. Refer to Note 15. Third Party Loans for additional information.

Convertible notes and term loans

Prior to the IPO in September 2025, the Company entered into a series of convertible note and term loan agreements with WCF (collectively, the “Convertible Notes”) to provide funding for general operating purposes. Upon the consummation of the IPO in September 2025, all Convertible Notes were fully converted into shares of Class B common stock and were no longer outstanding as of December 31, 2025.

15. Third Party Loans

New York Digital Investment Group Funding LLC (“NYDIG”) Repurchase Agreement

On July 25, 2025, the Company entered into a $75.0 million repurchase agreement with NYDIG to facilitate a structured crypto asset financing arrangement involving bitcoin. At inception, pursuant to the agreement, the Company transferred 1,078 bitcoin with a nominal value of $125.25 million to NYDIG in exchange for cash proceeds of $75.0 million (the “Purchase Price”) and agreed to repurchase the same amount of bitcoin on June 30, 2026 at the Purchase Price plus an agreed annual interest rate of 8.5%. The agreement required the Company to maintain additional collateral coverage within specified thresholds and permitted the Company to satisfy margin requirements through the transfer of additional bitcoin or cash and cash equivalents, such that the value of the

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

collateral held by NYDIG in relation to the sale and repurchase agreement was maintained between 143% and 200% of the $75.0 million Purchase Price.

Repurchase agreement as of June 30, 2026:

On June 30, 2026, the Company repurchased the bitcoin transferred under the agreement and repaid all outstanding amounts, including accrued interest, under the repurchase agreement. In connection with the repayment and termination of the agreement, all collateral pledged under the agreement was released to the Company. Concurrently, the Company entered into a new secured bitcoin-collateralized financing arrangement with Galaxy Digital LLC. Accordingly, no amounts remained outstanding under the NYDIG repurchase agreement as of June 30, 2026.

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
(2) As of December 31, 2025, the Company had pledged 1,275 bitcoin, which is included in Crypto assets held on the condensed consolidated balance sheets, and posted $16.4 million of cash and cash equivalents to satisfy margin requirements, which is included within Prepaid expenses and other current assets on the consolidated balance sheets. Total collateral associated with the repurchase agreement as of December 31, 2025 was approximately $127.5 million, representing collateralization of approximately 170% of the purchase price.
(3) Of the 1,275 bitcoin pledged, 13 bitcoin was subject to margin requirements as of December 31, 2025. If the value of the collateral held by NYDIG falls below the 143% buyer’s margin call requirement, the Company must transfer additional bitcoin or cash and cash equivalents to NYDIG to restore the required collateral level. If the value of the collateral (including bitcoin and cash posted as margin) held by NYDIG increases above the 200% seller’s margin call requirement, the Company may require NYDIG to return excess collateral, which may be satisfied through the transfer of bitcoin or the return of cash and cash equivalents previously deposited by the Company to satisfy margin requirements.

Galaxy Digital LLC ("Galaxy") Financing Facility

On June 30, 2026, the Company entered into a $75.0 million secured bitcoin-collateralized financing agreement with Galaxy. At inception, pursuant to the agreement, the Company pledged 1,975 bitcoin with a nominal value of $115.6 million as collateral to Galaxy in exchange for cash proceeds of $75.0 million. The agreement bears interest at an annual rate of 7.5% and has an evergreen term with no stated maturity date, subject to either party's right to call the loan due, or the Company's separate right to prepay the loan, in each case upon 90 calendar days' notice, following which the Company would repay the outstanding balance and Galaxy would redeliver the pledged collateral. The agreement also requires the Company to maintain additional collateral coverage within specified thresholds and permits the Company to satisfy margin requirements through the transfer of additional bitcoin or cash and cash equivalents, such that the value of the collateral in relation to the financing agreement is maintained between 145% and 165% of the $75.0 million cash proceeds. As of June 30, 2026, in addition to the 1,975 bitcoin pledged as collateral, the Company maintained approximately 850 bitcoin designated to satisfy potential future margin requirements under the agreement. In addition to the standard margin call threshold, the agreement provides for an urgent margin call if the value of the pledged collateral falls below 120% of the cash proceeds.

Galaxy is not permitted to sell, pledge, rehypothecate, or otherwise use the pledged collateral, except in the event of a default under the agreement. Accordingly, the pledged bitcoin continues to be recognized within Crypto assets held on the condensed consolidated balance sheets. In addition, the bitcoin designated to satisfy potential future margin requirements remains recognized within Crypto assets held because it is not pledged as collateral and is not subject to Galaxy's security interest or control.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Financing facility as of June 30, 2026 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Interest Rate	Interest Expense	Interest Payable(1)	Collateral Type(2)	Collateral Rate(2)
Galaxy	6/30/2026	Evergreen	$75,000	7.5%	$16	$16	BTC	154%
__________________
(1) Outstanding interest balances payable to a third party are included in Third party loans on the condensed consolidated balance sheets as of June 30, 2026.
(2) As of June 30, 2026, the Company had pledged 1,975 bitcoin to satisfy margin requirements, which is included in Crypto assets held on the condensed consolidated balance sheets. Total collateral associated with the financing agreement as of June 30, 2026 was approximately $115.6 million, representing collateralization of approximately 154% of the cash proceeds. If the value of the collateral falls below the 145% buyer’s margin call requirement, the Company must transfer additional bitcoin or cash and cash equivalents to Galaxy to restore the required collateral level. If the value of the collateral (including bitcoin and cash posted as margin) increases above the 165% seller’s margin call requirement, the Company may require Galaxy to return excess collateral, which may be satisfied through the transfer of bitcoin or the return of cash and cash equivalents previously deposited by the Company to satisfy margin requirements.

16. Funding Debt

In July 2025, the Company entered into a $75.0 million warehouse credit agreement with Ripple Labs Inc. (“Ripple”), an unrelated third party, to finance credit card receivables. Pursuant to the agreement, Ripple committed to lend the Company $75.0 million, with the commitment amount eligible to increase, subject to the attainment of certain agreed upon metrics, up to a maximum aggregate commitment amount of $150.0 million.

On December 26, 2025, the Company entered into a second amendment to the credit agreement with Ripple, which temporarily increased the lending commitment to $250.0 million through July 1, 2026. In connection with the temporary increase, the interest rate increased from an initial rate of 6.5% to 7.0%. The amendment required the Company to pledge RLUSD collateral equal to at least 20% of the outstanding loan amount by January 31, 2026, subject to specified custody and control arrangements, and included a covenant requiring the Company to maintain minimum RLUSD activity levels, with cash penalties and potential events of default for noncompliance. The amendment provided that if the outstanding balance had not been reduced to $150.0 million or less by July 2, 2026, the interest rate would increase to 10.0% and the enhanced collateral and covenant requirements would remain in effect until such reduction occurred. As of June 30, 2026, the outstanding balance under the credit agreement was below $150.0 million. Accordingly, the step-up to a 10.0% interest rate and the continued application of the enhanced collateral and covenant requirements were not triggered.

During the six months ended June 30, 2026, the Company drew $845.0 million and repaid $852.2 million under the warehouse credit agreement. Accordingly, as of June 30, 2026, the Company had $103.1 million of unused, available borrowing capacity from the credit agreement. Borrowings under the warehouse credit agreement are secured by substantially all credit card receivables purchased under the credit card program agreement. As of June 30, 2026, the Company pledged $185.7 million of credit card receivables as collateral associated with this credit agreement. Credit card receivables pledged are included in Credit card receivables pledged, net on the condensed consolidated balance sheets. The securitized funding debt entered into by the Company is summarized below.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Funding Debt as of June 30, 2026 (in thousands):

Loan(1)	Loan Date	Maturity Date	Principal Outstanding	Interest Rate	Interest Expense	Interest Payable(2)
Ripple	7/11/2025	11/15/2027	$146,930	7.0%	$5,048	$452
__________________
(1) As of June 30, 2026, the Company has pledged credit receivables included in Credit card receivables pledged on the condensed consolidated balance sheets. Total collateral associated with these loans as of June 30, 2026 was approximately $185.7 million.
(2) Outstanding interest balances payable for the securitized debt are included in Funding debt on the condensed consolidated balance sheets as of June 30, 2026.

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

17. Stockholders' Equity

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

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock for issuance, at a par value of $0.001 per share. No shares of preferred stock were issued and outstanding as of June 30, 2026.

Common Stock

The Company authorized a total of 1.0 billion shares of Class A common stock with a par value of $0.001 per share and 100.0 million shares of Class B common stock with a par value of $0.001 per share. As of June 30, 2026, the Company had 52,237,793 shares of Class A common stock and 75,126,784 shares of Class B common stock issued and outstanding.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Private Placement

On May 14, 2026, the Company entered into a securities purchase agreement with Winklevoss Capital Fund, LLC pursuant to which the Company issued and sold 7,142,857 shares of Class A common stock in a private placement at a purchase price of $14.00 per share, for aggregate consideration of $100.0 million, which was paid in bitcoin. The bitcoin received was measured at fair value on the transaction date. For additional information, see the Company's Current Report on Form 8-K filed with the SEC on May 14, 2026.

18. Stock-Based Compensation

Equity Plan

The Company's Equity Plan became effective on September 12, 2025. Under the Equity Plan, the Company is authorized to grant shares of common stock in the form of stock options, RSUs, and RSAs to employees, directors, and consultants. As of June 30, 2026, there were 18,068,492 shares of Class A common stock subject to issued and outstanding RSUs and stock options under the Equity Plan. As of June 30, 2026, the Company had 12,907,331 shares available for future issuance under the Equity Plan.

Employee Stock Purchase Plan (“ESPP”)

The Company's ESPP became effective on September 12, 2025. An aggregate of 8,557,801 shares of the Company’s Class A common stock has been authorized for issuance under the ESPP. During the six months ended June 30, 2026, no shares were purchased under the ESPP. As of June 30, 2026, all 8,557,801 shares remained available for future issuance under the ESPP. The Company did not recognize any stock-based compensation expense or liability related to the ESPP for the six months ended June 30, 2026.

RSUs

The following table summarizes RSU activity for the six months ended June 30, 2026 (in thousands):

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	8,669	$18.97

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Granted	4,971	4.88
Vested	(2,150)	14.21
Forfeited	(3,933)	20.69
Unvested at June 30, 2026	7,557	$10.16

As of June 30, 2026, total unrecognized compensation expense related to RSUs amounted to $68.5 million. The unrecognized expense for the RSUs is expected to be recognized over a weighted-average period of 2.1 years, subject to continued vesting.

The aggregate fair value for the RSUs which vested during the six months ended June 30, 2026 was $30.6 million.

RSAs

The following table summarizes RSA activity for the six months ended June 30, 2026 (in thousands):

	Number of RSA	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	3,180	$2.06
Granted	—	—
Vested	(1,114)	2.08
Forfeited	(1,020)	1.91
Unvested at June 30, 2026	1,046	$2.19

As of June 30, 2026, total unrecognized compensation expense related to RSAs amounted to $2.2 million. The unrecognized expense for the RSAs is expected to be recognized over a weighted-average period of 1.2 years, subject to continued vesting.

The aggregate fair value for the RSAs which vested during the six months ended June 30, 2026 was $2.3 million.

Time-Based Stock Options

The following table summarizes time-based stock options activity for the six months ended June 30, 2026 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	482	$28.00	9.7	$—
Granted	—	—
Exercised	—	—
Forfeited	(482)	28.00
Expired	—	—
Outstanding at June 30, 2026	—	$—	—	$—
Exercisable at June 30, 2026	—	—	—	$—

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2026, no time-based stock options remained outstanding and there is no remaining unrecognized expense.

Market-Based Stock Options

The following table summarizes market-based stock options activity for the six months ended June 30, 2026 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,365	$28.00	9.7	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2026	6,365	$28.00	9.2	$—
Exercisable at June 30, 2026	—		—	$—

As of June 30, 2026, total unrecognized compensation expense related to market-based stock options amounted to $98.3 million. The unrecognized expense for the stock options is expected to be recognized over a weighted-average period of 3.3 years, subject to continued vesting.

The Company takes into consideration many factors in determining the fair value of the market-based stock options and estimates the fair value of such awards on the grant date. The Company used a Monte Carlo Simulation Model (a binomial lattice-based valuation model) to estimate the fair value of the market-based stock options with the following assumptions as of June 30, 2026:

June 30,
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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Dividend yield - The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

Original Phantom Units

Prior to the IPO in September 2025, the Company had Original Phantom Units that were classified as a liability in Accrued expenses on the condensed consolidated balance sheets due to the cash settlement requirements. As the service conditions were considered probable, the Company recognized a liability of $0 and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.

The Company recognized stock-based compensation expense of $20.3 million and $44.5 million for the three and six months ended June 30, 2026, respectively. The Company recognized stock-based compensation expense of $1.8 million and $3.2 million for the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized an income tax benefit (provision) of $0 related to stock-based compensation expense. Stock-based compensation expense is classified within Salaries and compensation in the condensed consolidated statements of operations and comprehensive loss.

19. Income Taxes

The Company calculates the tax provision for interim periods using an estimated annual effective tax rate (“AETR”) adjusted for the effect of discrete items arising during the period. The Company’s effective tax rate for the three and six months ended June 30, 2026 was 0.0%. The Company’s effective tax rate for the three and six months ended June 30, 2025 was 0.0% and 1.7%, respectively. The effective tax rate for the three and six months ended June 30, 2026 was lower than the three and six months ended June 30, 2025, primarily due to the related increases to the continuing valuation allowance on deferred tax assets. The effective tax rate for the three and six months ended June 30, 2026 and 2025 was lower than the U.S. statutory rate of 21% primarily due to the continuing valuation allowance on deferred tax assets.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of June 30, 2026, or December 31, 2025. The Company will continue to evaluate the implications of this legislation on future periods.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

stock and per share data as if the conversion of Common Units into common stock had occurred at the beginning of all periods presented.

The Company's basic and diluted net loss per share calculation for Class A common stock and Class B common stock for the three and six months ended June 30, 2026 and 2025, respectively, is presented below (in thousands, except per share amounts):

	Three Months Ended June 30,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(40,990)	$(66,734)	$(8,697)	$(124,515)

Denominator:
Weighted average common stock outstanding, basic and diluted(1)(2)	46,145	75,127	321	4,599

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.89)	$(0.89)	$(27.08)	$(27.08)

	Six Months Ended June 30,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(79,825)	$(136,877)	$(18,441)	$(264,035)

Denominator:
Weighted average common stock outstanding, basic and diluted(1)(2)	43,813	75,127	321	4,599

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.82)	$(1.82)	$(57.41)	$(57.41)
__________________
(1) Prior to the IPO, the Common Units outstanding excludes 42,877,930 Common Units and 9,417,308 Catch Up Common Units that were issued and outstanding as profits interest units as of June 30, 2025. Vested Incentive Units and Convertible Preferred Units are considered as participating securities. However, these participating securities do not contractually require the holders to fund loss and were excluded from basic net loss per unit calculation for the three and six months ended June 30, 2025. Upon the consummation of the IPO, these units were fully converted into Class A common stock and Class B common stock and no longer outstanding.

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

When calculating diluted net loss per share, the Company determined no adjustments to basic net loss per share were required. Prior to the Company's IPO, potentially dilutive securities included Convertible Preferred Units and Convertible Notes which could be settled in the Company's Common Units. Following the IPO, potentially dilutive securities that may be settled in the Company's Class A common stock include stock-based awards. For the periods presented, these potentially dilutive securities were excluded from the computation of diluted net loss per

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

share because their effect would have been anti-dilutive, as the Company reported a net loss. Accordingly, the Company did not apply the if-converted method to outstanding Convertible Preferred Units and Convertible Notes or the treasury stock method to the outstanding stock-based awards. For additional information, please refer to Note 14. Related Party Loans and Convertible Notes, Note 17. Stockholders' Equity and Note 18. Stock-Based Compensation.

The following potentially dilutive units were not included in the computation of diluted shares outstanding as the effect would have been antidilutive (in thousands):

	Six Months Ended June 30,
	2026	2025
Convertible Preferred Units	—	39,842
Unvested RSAs	1,046	—
Unvested RSUs	7,557	—
Outstanding stock options	6,365	—
Total	14,968	39,842

As of June 30, 2025, the Company had Convertible Notes with a fair value of $273.5 million, which were convertible, at the option of the holder upon maturity, into Series B Units at a price equal to 80% of the lowest original issue price per unit of the Series B Units. The underlying Series B Units were convertible into Common Units on a one-for-one basis. Please refer to Note 14. Related Party Loans and Convertible Notes for additional information. Upon the consummation of the IPO in September 2025, all Convertible Notes were fully converted into shares of Class B common stock and are no longer outstanding.

21. Related Party Transactions

Related party securities purchase agreement

On May 14, 2026, the Company entered into a securities purchase agreement with WCF, a related party through common ownership, pursuant to which the Company agreed to issue and sell, in a private placement, 7,142,857 shares of the Company’s Class A common stock, at a price of $14.00 per share for aggregate proceeds to the Company of $100.0 million, with consideration paid in approximately 1,258 bitcoin. As of June 30, 2026, the Company held approximately 988 bitcoin received in connection with the Private Placement, with an aggregate fair value of approximately $57.9 million. These bitcoin are included in Crypto assets held on the condensed consolidated balance sheets.

Security services
In January 2026, the Company entered into a services agreement with Winklevoss Capital Management, LLC (“WCM”), a related party through common ownership, pursuant to which WCM provides executive protection, secure transportation and risk advisory services for our Chief Executive Officer, President, their family members, and, as appropriate, other individuals designated by Gemini from time to time. The agreement has an initial one-year term and renews automatically unless earlier terminated. Under the agreement, the Company pays WCM a fixed monthly rate of $400,000, plus reimbursement of certain other expenses. WCM has agreed to waive any fees, costs, or expenses that exceed $1,000,000 in the aggregate for the first year of this agreement. The Company incurred expenses of $0 and $0.4 million under this agreement during the three and six months ended June 30, 2026, respectively. These expenses were classified as General and administrative on the condensed consolidated statements of operations and comprehensive loss. There were no outstanding amounts related to WCM included in Accrued expenses as of June 30, 2026 on the condensed consolidated balance sheets.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Services agreement

In 2017, the Company entered into an amended services agreement with Winklevoss Capital Management, LLC, a related party through common ownership, for WCM to provide management and consulting services to the Company (the “Services Agreement”). In exchange for these services, the Company incurs a fee based on an allocation of WCM employee compensation proportional to WCM employee time spent providing services to the Company. The Company incurred $0.1 million under this agreement during the three and six months ended June 30, 2025, and did not incur any expenses in 2026. These expenses were classified as General and administrative on the condensed consolidated statements of operations and comprehensive loss. No amounts outstanding related to WCM were included in Accrued expenses as of December 31, 2025 and June 30, 2026, respectively, on the condensed consolidated balance sheets. The agreement with WCM for management and consulting services was terminated in August 2025. No further expenses were incurred and no further payments were made pursuant to these agreements.

Computer services and storage facilities
In 2017, the Company entered into an agreement with Elysian Networks, LLC (“Elysian”), a related party through common ownership, pursuant to which Elysian provided equipment leasing, cloud-based servers, data storage and computer processing services to the Company. The Company incurred $0.1 million and $0.2 million under this agreement during the three and six months ended June 30, 2025, respectively. These expenses were classified as Technology on the condensed consolidated statements of operations and comprehensive loss. No amounts outstanding were included in Accrued expenses as of June 30, 2026 and December 31, 2025 on the condensed consolidated balance sheets. The agreement with Elysian was terminated in August 2025, and no further expenses have been incurred or payments made pursuant to the agreement thereafter.

Related party revenue

WCF, a related party through common ownership, accounted for $0.4 million and $0.7 million of the Company’s revenue during the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million of the Company's revenue during the three and six months ended June 30, 2025, respectively. WCF accounted for $0.1 million of the Company’s Accounts receivable, net, as of both June 30, 2026 and December 31, 2025.

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

Credit card receivables purchased under this arrangement are recorded on the Company’s consolidated balance sheets upon transfer. As of June 30, 2026 and December 31, 2025, the Company had purchased credit card receivables of $219.6 million and $219.8 million, respectively, from the Issuing Bank. Amounts payable to the Issuing Bank for receivables purchased but not yet settled in cash were $20.5 million and $12.8 million as of June 30, 2026 and December 31, 2025, respectively, and are included in Other current liabilities on the condensed consolidated balance sheets.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Certain credit card receivables are pledged as collateral under the Company's Ripple Credit Agreement (see Note 16. Funding Debt). As of June 30, 2026 and December 31, 2025, the carrying value of pledged credit card receivables was $185.7 million and $188.8 million, respectively.

The agreement creates an ongoing commitment for the Company to purchase future receivables as they are originated. The amount of future purchases will fluctuate based on customer activity, credit card usage, and credit performance. The Company believes it maintains sufficient liquidity to fund these purchases as they become due.

Legal and regulatory matters

The Company is subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings arising in the ordinary course of business. In accordance with applicable accounting guidance, the Company accrues for loss contingencies when management determines that it is both probable that losses have been incurred and that the losses can be reasonably estimable. The Company accrued $1.1 million and $1.0 million in estimated loss contingencies as of June 30, 2026 and December 31, 2025, respectively, which are included in Accrued expenses on the condensed consolidated balance sheets.

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

Commodity Futures Trading Commission Litigation

Our wholly-owned subsidiary, Gemini Trust Company, LLC ("GTC"), was the subject of a lawsuit that the CFTC filed in the U.S. District Court for the Southern District of New York ("SDNY") on June 2, 2022. GTC and the CFTC settled the matter by means of a consent order that was filed on January 6, 2025. In material part, the consent order stated that GTC violated Section 6(c)(2) of the Commodity Exchange Act by making certain statements to CFTC staff that GTC reasonably should have known were false or misleading, and GTC also failed to disclose certain facts needed to make its statements not false or misleading. Without admitting or denying liability, GTC agreed via a consent order to pay a $5.0 million civil monetary penalty, and to be permanently enjoined from making false or misleading statements or omitting to state material facts to the CFTC. On May 27, 2026, GTC and the CFTC filed a joint motion under Federal Rule 60(b) to vacate the consent order.

Securities Class Action Litigation

On March 18, 2026, a putative securities class action complaint was filed in the SDNY against the Company, certain of its current and former officers, and its directors. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering, as well as certain subsequent public disclosures. The plaintiff seeks, among other relief, compensatory damages, pre- and post-judgment interest, attorneys’ fees and costs. The Company intends to vigorously defend against the claims. On June 17, 2026, the court appointed co-lead plaintiffs and set an August 21, 2026 deadline for them to file an operative complaint. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

Prediction Markets Lawsuit

On April 21, 2026, the New York Attorney General filed a petition against Gemini Titan, LLC ("Gemini Titan"), a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York alleging that

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Gemini Titan was operating an unlicensed gambling business and offering unauthorized sports wagering in New York through Gemini Predictions, and seeking injunctive relief, restitution, disgorgement, damages and civil penalties. On April 22, 2026, Gemini Titan removed the case to the SDNY and on May 1, 2026, the New York Attorney General filed a motion to remand the case to state court. The Company intends to vigorously defend against the claims in either venue. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

April 2026 Shareholder Derivative Action

On April 22, 2026, a shareholder derivative complaint was filed in the Eighth Judicial District Court, Clark County, Nevada, purportedly on behalf of the Company, against certain of the Company’s current and former officers and directors, with the Company named as a nominal defendant. The complaint alleges breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control based on alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering, as well as certain subsequent public disclosures. The plaintiff seeks, among other relief, compensatory damages, pre- and post-judgment interest, attorneys’ fees and costs, and certain governance changes via injunctive relief. The Company intends to vigorously defend against the claims. On June 18, 2026, the court entered a stipulation and order staying the action in its entirety, including all deadlines, hearings, and conferences, pending resolution of the securities class action litigation discussed above. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

June 2026 Shareholder Derivative Action

On June 30, 2026, a second shareholder derivative complaint was filed in the Eighth Judicial District Court, Clark County, Nevada, purportedly on behalf of the Company, against certain of the Company’s current and former officers and directors, with the Company named as a nominal defendant. The complaint alleges breach of fiduciary duty and unjust enrichment arising out of the Company’s initial public offering, certain related-party transactions, alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering and certain subsequent public disclosures, and the Company’s subsequent business developments. The plaintiff seeks, among other relief, damages, disgorgement, corporate governance reforms, pre- and post-judgment interest, and attorneys’ fees and costs. The Company intends to vigorously defend against the claims. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

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

23. Subsequent Events

Gemini Stocks

On July 7, 2026, the Company launched stock trading, offering commission-free trading of certain U.S. stocks for certain customers in the United States through our broker-dealer affiliate, Gemini Galactic Markets, LLC. The service enables customers to buy and sell U.S. exchange-listed equity securities and exchange-traded funds on

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the Gemini platform, with real-time market data provided by Nasdaq and clearing and custody services provided by Apex Clearing Corporation.

Surety Bond Collateral

On August 12, 2026, the Company reduced the required bitcoin collateral under its surety bond program with Indemnity National Insurance Company ("INIC") from 60% to 25%, effectively freeing up 163.7 bitcoin valued at $10.7 million originally held as collateral. The previously pledged collateral was returned to the Company for general business purposes of the Company and its wholly-owned subsidiaries.

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

Gemini was founded in 2014 to be the most trusted, secure, and easy way to buy, sell, and store crypto assets. As of June 30, 2026, we served approximately 580,000 MTUs with over $8.4 billion of assets on our platform.

Our core exchange product has expanded over time to become a more comprehensive platform that enables users to engage with not only the cryptoeconomy, but also markets across a broad range of products and services. Our products and services include a derivatives exchange, staking services, spot margin trading services, an OTC trading desk, institutional-grade custody, a New York Department of Financial Services (“NYDFS”)-regulated stablecoin, a U.S.-based credit card program, and, more recently, a prediction markets platform (as of December 2025) and U.S. stocks (as of July 2026). We are building Gemini as an integrated platform with shared infrastructure for both money and markets and we intend to serve our users through a unified, multi-product experience.

We strive to deliver a seamless user experience to both retail and institutional users:

•Retail: We often serve as a primary gateway for individual retail users into the cryptoeconomy and markets. We provide a user-friendly, secure platform and mobile app for users to buy, sell, store, stake, and transfer a variety of crypto assets and, as of July 2026, U.S. stocks. Our products aim to suit the needs of beginners and sophisticated users alike.

•Institutional: We provide institutional investors, including asset managers, hedge funds, proprietary trading firms, and corporations with a robust and secure platform to access crypto and traditional markets. We offer advanced trading, OTC trading, and institutional-grade custody.

All customer crypto assets are held in full on our platform, ensuring every unit of cryptocurrency or fiat held by a user is available to the user. We hold MTLs or the statutory equivalent in all states that require such licenses so that we are able to operate in all 50 states and have direct access to fiat banking rails.

For the three and six months ended June 30, 2026, we generated total revenue of $45.5 million and $95.7 million, respectively, net income (loss) of $(107.7) million and $(216.7) million, respectively, and Adjusted EBITDA of $(74.0) million and $(134.0) million, respectively. For the three and six months ended June 30, 2025, we generated total revenue of $33.3 million and $68.6 million, respectively, net income (loss) of $(133.2) million and $(282.5) million, respectively, and Adjusted EBITDA of $(51.9) million and $(113.5) million, respectively.

Our Business Model

We monetize the products and services offerings on our platform primarily through fee-based revenue. Fee revenues are predominantly transaction-related fees on trade volume for our exchange and OTC platforms. In addition, we also earn revenue from custody services, withdrawal fees, credit card fees and advisory fees. A substantial portion of our total revenue is generated from transaction fees earned on volume-based trades across retail and institutional users on our exchange. For the three and six months ended June 30, 2026, exchange revenue represented 27.5% and 31.0% of our total revenue, respectively. Retail investors accounted for approximately 88% and 87% of exchange revenue for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, exchange revenue represented 60.8% and 63.8% of our total revenue, respectively. Retail investors accounted for approximately 93% and 95% of exchange revenue for the three and six months ended June 30, 2025, respectively. Interest income is derived from USD-denominated assets we hold on our balance sheet that back our GUSD stablecoin.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Monthly Transacting Users (in thousands)	580	523	580	523
Lifetime Transacting Users (in thousands)	1,718	1,499	1,718	1,499
Card Sign-Ups (in thousands)	5.0	17.1	18.1	23.1
Trading Volume (in billions)	$3.8	$11.3	$10.1	$24.8
Assets on Platform (in billions)	$8.4	$18.2	$8.4	$18.2
Net Income (Loss) (in thousands)	$(107,724)	$(133,212)	$(216,702)	$(282,476)
Adjusted EBITDA (in thousands)(1)	$(74,034)	$(51,875)	$(133,959)	$(113,455)
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

We view MTUs as an indicator of platform engagement and overall business health, and MTUs also serve as a top-of-funnel metric in our internal financial forecasting processes. MTUs directly correlate with other key performance indicators, such as Trading Volume, and revenue, particularly because transaction-based fees represent the majority of our revenue. For example, for the six months ended June 30, 2026, approximately 43.6% of our revenue was derived from transaction fees. As MTUs increase, we generally experience increased transaction activity, which leads to increased fee-based revenue. In turn, this generally supports a higher gross margin and contributes to increases in net income. We also use MTUs to help evaluate the performance of our growth initiatives, including our efforts to acquire new retail and institutional users and broaden the number and type of crypto assets supported on our platform.

MTUs may overstate the number of unique users due to differences in product architecture or user behavior. For instance, regarding product architecture, our platform includes distinct products that utilize separate account structures and store user data in separate databases. While we seek to identify overlapping users across these products by cross-referencing shared information (e.g., email addresses), a single user who registered on, for example, both the exchange and Nifty Gateway using different credentials could have been counted as two MTUs. Relatedly, regarding user behavior, our metrics may result in overstatement where a user intentionally or inadvertently maintains multiple accounts using different email addresses, phone numbers, or usernames. While we actively monitor for duplicate, fraudulent, or spam accounts and exclude those from our key metrics, we may not be able to fully eliminate all duplication among legitimate users. See “Risk Factors—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

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

Card Sign-Ups do not directly measure cardholder activity, as not all approved applicants activate or use their cards. In addition, because Card Sign-Ups include approved accounts regardless of subsequent account status, Card Sign-Ups may be subject to overstatement. Accordingly, growth in Card Sign-Ups should be evaluated together with other metrics to provide a comprehensive view of card program performance. See “Risk Factors—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Trading Volume (in billions):
Retail	$0.7	$1.5	$2.0	$3.3
Institutional	3.1	9.8	8.1	21.5
Total	$3.8	$11.3	$10.1	$24.8
Trading Volume by Crypto Asset (in billions):
Bitcoin	$2.0	$5.7	$5.3	$13.7
Ether	0.5	3.1	1.8	6.0
XRP	0.2	0.7	0.5	1.3
Other crypto assets	1.1	1.8	2.5	3.8
Total	$3.8	$11.3	$10.1	$24.8
Exchange Revenue by Crypto Asset (in millions):
Bitcoin	$7	$11	$16	$21
Ether	2	3	5	6
XRP	1	2	2	5
Other crypto assets	3	4	7	12
Total	$13	$20	$30	$44
During the three and six months ended June 30, 2026 and 2025, no asset other than bitcoin and ether individually represented more than 10% of our Trading Volume. During the three and six months ended June 30,

2026, no asset other than bitcoin and ether individually represented more than 10% of our exchange revenue. During the three and six months ended June 30, 2025, no asset other than bitcoin, ether, and XRP individually represented more than 10% of our exchange revenue.

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

Historically, we have derived a material portion of our Assets on Platform from the storage of bitcoin and ether. As of June 30, 2026, bitcoin, ether, and other crypto assets represented 65.5%, 15.5%, and 14.3% of Assets on Platform, respectively, and customer custodial fiat assets represented 4.8% of Assets on Platform. As of June 30, 2025, bitcoin, ether, and other crypto assets represented 74.7%, 14.3%, and 8.2% of Assets on Platform, respectively, and customer custodial fiat assets represented 2.7% of Assets on Platform.

	June 30,
	2026	2025
Assets on Platform (in billions):
Bitcoin	$5.5	$13.6
Ether	1.3	2.6
Other crypto assets	1.2	1.5
Customer custodial fiat assets	0.4	0.5
Total	$8.4	$18.2

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

Management believes that Adjusted EBITDA, which is a measure not presented in accordance with GAAP, provides investors with additional useful information in evaluating our performance. We use this non-GAAP measure internally to evaluate performance and to make financial, investment and operational decisions. We believe that presentation of this non-GAAP measure provides investors with greater transparency with respect to our operating results and that this measure is useful for period-to-period comparisons of results. Management also believes that providing this non-GAAP measure helps investors evaluate the Company’s operating performance, profitability and business trends in a way that is consistent with how management evaluates such matters. Among other non-cash and non-recurring items, Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. In addition, on February 5, 2026, the Company announced its plans to wind down operations in the United Kingdom, European Union, other European jurisdictions, and Australia. As such, beginning with the quarter ended March 31, 2026, Adjusted EBITDA also excludes related restructuring charges, which primarily relate to workforce reductions, lease exit costs, and other actions taken to streamline our operations and that we believe are unusual in nature and/or infrequent in occurrence and are not indicative of our ongoing operating activities.

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$(107,724)	$(133,212)	$(216,702)	$(282,476)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	22	76	43	(4,936)
Interest expense	7,076	19,611	14,674	36,736
Depreciation and amortization	7,298	7,662	14,780	15,517
Stock-based compensation expense	20,304	1,753	44,482	3,208
Restructuring charges(1)	—	—	7,866	—
Non-recurring legal contingencies, settlements, and related costs	—	3,848	424	6,428
Change in fair value on related party convertible notes	—	9,424	—	17,611
Change in fair value on related party loans	—	38,773	—	94,320
Unrealized foreign exchange loss (gain)	(1,010)	190	474	137
Adjusted EBITDA	$(74,034)	$(51,875)	$(133,959)	$(113,455)
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

Expanding Assets and Markets

Our future growth depends in part on our ability to expand the breadth of crypto assets and markets available on our platform. We are actively enhancing our token offerings for both trading and custody services and supporting emerging blockchain protocol features, such as expanding staking capabilities to provide additional yield opportunities for our users. The December 2025 launch of Gemini Predictions™ marked our expansion beyond crypto into event contracts, and in July 2026, we began to offer U.S. equities to certain U.S. customers in U.S. states where we are licensed to do so. We continue to evaluate opportunities to offer additional markets, including tokenized securities, and other derivatives, subject to regulatory approval and market demand. We expect to continue to incur costs in expanding supported assets and markets with the objective of diversifying our revenue streams, capturing increased trading volume and transaction revenue, and deepening user engagement.

Strategic Acquisitions, Investments, and Partnerships

Our future growth depends in part on our ability to successfully identify acquisition, investment, and partnership opportunities. We have in the past made acquisitions to bring new capabilities to our platform and will continue to explore new acquisition and partnership opportunities that we believe are complementary to our platform. Through our strategic venture arm, Gemini Frontier Fund, we expect to continue to evaluate investment opportunities in early-stage crypto projects and startups. We will also continue to explore and enter into strategic partnerships with various companies to scale our business, including, but not limited to, partnerships to increase traffic to our platform, our various products, and banking and payment processor partnerships, such as our existing partnership with Mastercard. Over the long term, we expect these partnerships can help drive an increase in our MTUs and diversify our revenue streams. Any such acquisition, investment or partnership opportunities may add additional costs during the evaluation or transitional phase before any benefits are fully captured or may otherwise affect our operating results in a given period.

Results of Operations

The following table presents the components of our Condensed Consolidated Statements of Operations data in dollars and as a percentage of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Net revenue(1)	$43,704	96%	$32,797	99%	$92,282	96%	$67,914	99%
Other revenue	1,771	4%	492	1%	3,465	4%	697	1%
Total revenue	45,475	100%	33,289	100%	95,747	100%	68,611	100%
Operating expenses:
Salaries and compensation	48,223	106%	36,829	111%	113,651	119%	71,101	104%
Technology(2)	18,758	41%	17,799	53%	40,848	43%	34,473	50%
General and administrative(3)	20,585	45%	19,248	58%	42,265	44%	33,247	48%
Transaction losses	20,147	44%	3,553	11%	31,237	33%	7,683	11%
Sales and marketing	8,818	19%	16,122	48%	27,889	29%	25,158	37%
Transaction processing	5,885	13%	5,173	16%	10,986	11%	10,411	15%
Total operating expenses	122,416	269%	98,724	297%	266,876	279%	182,073	265%
Operating loss	(76,941)	(169)%	(65,435)	(197)%	(171,129)	(179)%	(113,462)	(165)%
Other income (expense):
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	(60,720)	(134)%	166,784	501%	(161,697)	(169)%	37,855	55%
Realized and unrealized gain (loss) on related party crypto loans	35,671	78%	(161,049)	(484)%	125,753	131%	(62,048)	(90)%
Change in fair value on related party convertible notes	—	—%	(9,424)	(28)%	—	—%	(17,611)	(26)%
Change in fair value on related party loans	—	—%	(38,773)	(116)%	—	—%	(94,320)	(137)%
Interest expense on related party loans	(2,714)	(6)%	(16,346)	(49)%	(6,025)	(6)%	(30,243)	(44)%
Interest expense on third party loans	(1,809)	(4)%	(3,265)	(10)%	(3,601)	(4)%	(6,493)	(9)%
Interest expense on funding debt	(2,553)	(6)%	—	—%	(5,048)	(5)%	—	—%
Other income (expense), net	1,364	3%	(5,628)	(17)%	5,088	5%	(1,090)	(2)%
Total other income (expense), net	(30,761)	(68)%	(67,701)	(203)%	(45,530)	(48)%	(173,950)	(254)%
Net loss before income taxes	(107,702)	(237)%	(133,136)	(400)%	(216,659)	(226)%	(287,412)	(419)%
Income tax benefit (provision)	(22)	—%	(76)	—%	(43)	—%	4,936	7%
Net loss	$(107,724)	(237)%	$(133,212)	(400)%	$(216,702)	(226)%	$(282,476)	(412)%
__________________
(1) Net revenue includes related party amounts of $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(2) Technology expenses include related party amounts of $0 for the three and six months ended June 30, 2026, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(3) General and administrative expenses include related party amounts of $0 and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.1 million for the three and six months ended June 30, 2025, as outlined in Note 21. Related Party Transactions.

Comparison of Components of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenue
Transaction Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Transaction revenue
Exchange	$12,497	$20,233	$(7,736)	(38)%	$29,669	$43,771	$(14,102)	(32)%
OTC	4,709	611	4,098	671%	11,034	740	10,294	1391%
Prediction markets revenue	524	—	524	nm	968	—	968	nm
Other transaction revenue	21	2	19	950%	44	463	(419)	(90)%
Total transaction revenue	$17,751	$20,846	$(3,095)	(15)%	$41,715	$44,974	$(3,259)	(7)%

Exchange revenue decreased by $7.7 million, or 38%, and $14.1 million, or 32%, for the three and six months ended June 30, 2026, respectively, primarily due to decreases in retail revenue of $7.9 million (42%) and $15.6 million (38%), partially offset by increases in institutional revenue of $0.2 million and $1.5 million, for the three and six months ended June 30, 2026, respectively.

Retail revenue declined primarily as a result of lower retail trading volumes reflecting softer crypto market conditions. Retail revenue decreased 53.3% and 39.4% for the three and six months ended June 30, 2026, respectively, reducing revenue by approximately $10.1 million and $16.3 million. Retail revenue was also negatively impacted by lower withdrawal fee revenue of approximately $0.3 million and $0.6 million, respectively. These decreases were partially offset by fee optimization initiatives and improved take rates, which increased revenue by approximately $2.4 million and $1.3 million for the three and six month periods, respectively.

Institutional revenue increased primarily due to improved take rates and lower market maker incentive credits, which more than offset the impact of lower institutional trading volumes.

OTC revenue increased by $4.1 million, or 671%, and $10.3 million, or 1391% for the three and six months ended June 30, 2026, respectively, primarily driven by higher institutional client activity, including several large-value, client-driven transactions executed during the period. The increase was further supported by continued expansion in the Company's electronic OTC (eOTC) platform, including expansion of its API client base and increased engagement from existing institutional counterparties. Because OTC trading activity is largely driven by client demand and transaction size, these revenue levels may not be indicative of future periods.

Prediction markets revenue increased due to the launch of Gemini Predictions in December 2025, which introduced a new source of revenue with no comparable revenue in the prior-year periods. Prediction markets contributed approximately $0.5 million and $1.0 million of revenue for the three and six months ended June 30, 2026, respectively.

Other transaction revenue remained immaterial for the periods presented. The category primarily reflects residual activity from our legacy NFT business following the January 2026 decision to discontinue NFT operations amid continued market weakness. Period-over-period fluctuations reflect the ongoing wind-down of these activities and are not considered meaningful.

Services Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Services revenue
Credit card revenue	$16,178	$4,882	$11,296	231%	$30,878	$8,630	$22,248	258%
Staking revenue	4,026	2,690	1,336	50%	6,163	5,796	367	6%
Advisory fee revenue	2,709	—	2,709	nm	5,419	—	5,419	nm
Custodial fee revenue	618	1,878	(1,260)	(67)%	2,486	3,740	(1,254)	(34)%
Other services revenue	—	—	—	nm	400	—	400	nm
Total services revenue	$23,531	$9,450	$14,081	149%	$45,346	$18,166	$27,180	150%

Credit card revenue increased by $11.3 million, or 231%, and $22.2 million, or 258%, for the three and six months ended June 30, 2026, respectively, primarily driven by the expansion of the Gemini Credit Card program, including user base growth and increased cardholder activity, which contributed to higher transaction volumes and revenue. The year-over-year increase also reflects the lower revenue base during the comparable 2025 periods as the program continued to scale.

Staking revenue increased by $1.3 million, or 50%, and $0.4 million, or 6%, for the three and six months ended June 30, 2026, respectively. The increase for the three-month period was driven by one-time revenue recognized following the implementation of a new staking platform including building out our in-house validator capabilities, as well as the launch of Monad (“MON”) staking in the fourth quarter of 2025. The increase for the six-month period primarily reflects the launch of MON, partially offset by lower staked asset balances and declines in crypto asset prices across supported staking tokens.

Advisory fee revenue for the three and six months ended June 30, 2026, increased due to an advisory services agreement with a strategic customer introduced in the third quarter of 2025. Under this arrangement, we provide advisory services and receive warrants as consideration. Revenue is recognized over time as services are being provided based on the fair value of the warrants at grant date. This arrangement contributed approximately $2.7 million and $5.4 million of revenue for the three and six months ended June 30, 2026, respectively.

Custodial fee revenue decreased $1.3 million, or 67%, and $1.3 million, or 34%, for the three and six months ended June 30, 2026, respectively, due to declining crypto asset prices during the period and net customer asset outflows, which reduced the value of assets under custody, and consequently, custodial fee revenue.

Other services revenue for the six months ended June 30, 2026 increased $0.4 million due to the introduction of new onchain offerings, including integrations and token listing services in the fourth quarter of 2025.

Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Other revenue
Other	$51	$105	$(54)	(51)%	$133	$190	$(57)	(30)%
Total other revenue	$51	$105	$(54)	(51)%	$133	$190	$(57)	(30)%

There was no material change in Other revenue for the three and six months ended June 30, 2026.

Revenue Not from Contracts with Customers

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Revenue not from contracts with customers (1)
Interest income	$2,422	$2,501	$(79)	(3)%	$5,221	$4,774	$447	9%
Corporate interest	1,720	387	1,333	344%	3,332	507	2,825	557%
Total revenue not from contracts with customers	$4,142	$2,888	$1,254	43%	$8,553	$5,281	$3,272	62%
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

There was no material change in Interest income for the three and six months ended June 30, 2026.

Corporate interest increased by $1.3 million, or 344%, and $2.8 million, or 557%, for the three and six months ended June 30, 2026, respectively, primarily driven by higher interest earned on operating accounts as a result of higher average cash balances throughout the year.

Operating Expenses

Salaries and compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Salaries and compensation
Employee compensation, benefits and personnel-related costs, excluding stock-based compensation and restructuring	$27,919	$35,076	$(7,157)	(20)%	$62,685	$67,893	$(5,208)	(8)%
Severance restructuring charges	—	—	—	—%	6,484	—	6,484	nm
Stock-based compensation	20,304	1,753	18,551	1,058%	44,482	3,208	41,274	1,287%
Total salaries and compensation	$48,223	$36,829	$11,394	31%	$113,651	$71,101	$42,550	60%

Salaries and compensation expenses increased by $11.4 million, or 31%, and $42.6 million, or 60%, for the three and six months ended June 30, 2026, respectively, primarily driven by a $18.6 million and $41.3 million increase in stock-based compensation related to equity awards issued in connection with the IPO. Stock-based compensation for the six months ended June 30, 2026 was partially reduced by approximately $7.1 million of forfeitures associated with the February 2026 reduction in force, net of accelerated expense recognized for certain executives.

Severance costs increased by $6.5 million for the six months ended June 30, 2026, primarily in connection with the February 2026 reduction in force affecting approximately 200 employees, including certain officers and directors.

Employee compensation, excluding stock-based compensation and severance, decreased by $7.2 million, or 20%, and $5.2 million, or 8% for the three and six months ended June 30, 2026, respectively. The decrease is primarily due to a $10.0 million and $9.4 million decrease in employee compensation and payroll taxes reflecting the impact of the reduction in force announced in February 2026. This was partially offset by $2.8 million and $4.2 million of higher bonuses associated with increased institutional sales activity.

Technology expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Technology
Cloud computing and infrastructure services	$11,641	$10,323	$1,318	13%	$26,474	$18,937	$7,537	40%
Amortization and impairment	6,784	7,241	(457)	(6)%	13,740	14,575	(835)	(6)%
Equipment and other	333	235	98	42%	634	961	(327)	(34)%
Total technology	$18,758	$17,799	$959	5%	$40,848	$34,473	$6,375	18%

Technology expenses increased by $1.0 million, or 5%, and $6.4 million, or 18%, for the three and six months ended June 30, 2026, respectively, primarily due to higher cloud computing and infrastructure costs of $1.3 million and $7.5 million, respectively, supporting the Company's expanding product offerings, including the growth of the credit card platform and other strategic initiatives. These increases were partially offset by a $0.4 million and $1.2 million decrease in equipment-related costs and amortization expense and impairment for the three and six months ended June 30, 2026, respectively, reflecting the full amortization of certain capitalized technology assets in prior periods.

General and administrative expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
General and administrative
Professional services	$4,918	$8,236	$(3,318)	(40)%	$13,695	$14,380	$(685)	(5)%
Legal expenses	8,022	3,848	4,174	108%	15,747	6,428	9,319	145%
Real estate related expenses	2,287	1,594	693	43%	4,243	2,790	1,453	52%
Credit card issuance	1,041	1,078	(37)	(3)%	2,458	1,731	727	42%
Depreciation, amortization and impairment	185	906	(721)	(80)%	2,050	1,620	430	27%
Other corporate overhead	4,132	3,586	546	15%	4,072	6,298	(2,226)	(35)%
Total general and administrative	$20,585	$19,248	$1,337	7%	$42,265	$33,247	$9,018	27%

General and administrative expenses increased by $1.3 million, or 7%, and $9.0 million, or 27%, for the three and six months ended June 30, 2026, respectively, primarily due to higher legal expenses of $4.2 million and $9.3 million associated with a higher level of legal and regulatory activity, including support for strategic initiatives and other corporate matters. These increases were partially offset by lower professional services expense of $3.3 million and $0.7 million, respectively, reflecting lower audit, accounting, and consulting expenses following the completion of the IPO and related readiness activities.

Other changes included higher real estate related expenses of $0.7 million and $1.5 million, respectively, from new lease arrangements, and a $0.7 million increase in credit card issuance costs for the six months ended June 30, 2026 from the production and distribution of physical cards.

General and administrative expenses also benefited from lower discretionary corporate spending, including reduced travel and entertainment expenses reflecting lower headcount, ongoing cost optimization initiatives, and elevated IPO roadshow-related travel incurred in the prior-year period.

Transaction losses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Transaction losses
Provision for expected credit losses (credit cards)(1)	$16,062	$1,704	$14,358	843%	$20,622	$4,231	$16,391	387%
Credit card fraud reserve		—	—	—%	4,083	—	4,083	nm
ACH and other transaction losses	4,085	1,849	2,236	121%	6,532	3,452	3,080	89%
Total transaction losses	$20,147	$3,553	$16,594	467%	$31,237	$7,683	$23,554	307%
__________________
(1) Amounts represent provision for expected credit losses on credit card receivables and credit card receivables pledged.

Transaction losses increased by $16.6 million, or 467%, and $23.6 million, or 307%, for the three and six months ended June 30, 2026, respectively, primarily driven by higher provision for expected credit losses on credit card receivables, which increased by $14.4 million and $16.4 million, respectively. Compared to the prior-year periods, the higher provision reflects the significant growth and continued maturation of the credit card portfolio as well as higher expected credit losses, including those associated with a fraud-related cohort identified during the first quarter of 2026. During the three months ended June 30, 2026, the affected accounts continued to mature through the delinquency cycle and management's investigation identified additional fraud patterns and affected accounts associated with the same earlier-identified fraud cohort, resulting in updated estimates of expected credit losses reflected in the June 30, 2026 allowance. For the six months ended June 30, 2026, transaction losses also included a $4.1 million discrete fraud reserve recognized during the first quarter of 2026 in response to the initial fraud event.

Further contributing to the increase was a $2.2 million and $3.1 million rise in other transaction losses, primarily reflecting discrete operational loss events, including staking-related reconciliation losses and write-offs of aged staking receivables.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Sales and marketing
Marketing acquisition and brand spend	$63	$9,522	$(9,459)	(99)%	$7,711	$14,262	$(6,551)	(46)%
Credit card rewards	8,168	2,855	5,313	186%	16,591	5,100	11,491	225%
Marketing promotional and referral incentives	543	3,672	(3,129)	(85)%	3,507	5,642	(2,135)	(38)%
Other sales and marketing	44	73	(29)	(40)%	80	154	(74)	(48)%
Total sales and marketing	$8,818	$16,122	$(7,304)	(45)%	$27,889	$25,158	$2,731	11%

Sales and marketing expenses decreased by $7.3 million, or 45%, and increased by $2.7 million, or 11%, for the three and six months ended June 30, 2026, respectively. Marketing acquisition, brand, promotional, and referral spending decreased by $12.6 million and $8.8 million as part of the Company's ongoing cost optimization initiatives. These decreases were partially offset by increases in credit card rewards of $5.3 million and $11.5 million, respectively, reflecting growth in the credit card user base and higher cardholder spending activity. As a result, while sales and marketing expense declined during the three-month period, the year-to-date increase reflects higher credit card rewards expense more than offsetting reductions in discretionary marketing spend.

Transaction processing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Transaction processing
Staking rewards	$2,906	$2,279	$627	28%	$4,260	$4,888	$(628)	(13)%
Banking and compliance fees	1,958	2,661	(703)	(26)%	4,609	5,073	(464)	(9)%
Processing fees	959	125	834	667%	2,005	192	1,813	944%
Minting and mining	62	108	(46)	(43)%	112	258	(146)	(57)%
Total transaction processing	$5,885	$5,173	$712	14%	$10,986	$10,411	$575	6%

Transaction processing expenses increased by $0.7 million, or 14%, and $0.6 million, or 6%, for the three and six months ended June 30, 2026, respectively. The increase was primarily driven by higher processing fees of $0.8 million and $1.8 million, respectively, associated with newly introduced and expanded products, including clearing fees and market maker fees related to Gemini Predictions. These increases were partially offset by decreases in banking and compliance service fees of $0.7 million and $0.5 million, respectively, as well as lower minting and mining-related fees, reflecting lower average blockchain network gas prices.

Transaction processing expenses also reflect changes in staking rewards, which increased by $0.6 million for the three months ended June 30, 2026, and decreased by $0.6 million for the six months ended June 30, 2026, primarily due to changes in staking activity and asset prices.

Other Income (Expense)

Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	$(60,720)	$166,784	$(227,504)	(136)%	$(161,697)	$37,855	$(199,552)	(527)%

Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged changed from a net gain in the prior-year periods to a net loss in the current-year periods. The change was primarily driven by realized losses recognized upon the repayment of bitcoin-denominated loan obligations, which required the return of borrowed crypto assets that had appreciated in value. The change also reflects approximately $22.1 million of realized and unrealized losses on bitcoin received as consideration in the May 2026 private placement as bitcoin prices declined following issuance.

Realized and unrealized gain (loss) on related party crypto loans

	Three Months Ended June 30,				Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Realized and unrealized gain (loss) on related party crypto loans	$35,671	$(161,049)	$196,720	(122)%	$125,753	$(62,048)	$187,801	(303)%

Realized and unrealized gain (loss) on related party crypto loans changed from a net loss in the prior-year periods to a net gain in the current-year periods. The increase was primarily driven by realized gains recognized upon the repayment of related-party crypto asset loans during the three months ended June 30, 2026, and higher unrealized gains resulting from declines in the market price of bitcoin during the six months ended June 30, 2026.

Change in fair value on related party convertible notes and related party loans

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Change in fair value on related party convertible notes	$—	$(9,424)	$9,424	(100)%	$—	$(17,611)	$17,611	nm
Change in fair value on related party loans	$—	$(38,773)	$38,773	(100)%	$—	$(94,320)	$94,320	nm

Change in fair value on related party convertible notes and related party loans for the three and six months ended June 30, 2025, respectively, represents the periodic remeasurement of these instruments at fair value. Upon IPO, these instruments were converted into equity, resulting in no further impact from fair value remeasurement in the current-year periods.

Interest expense on related party loans

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Interest expense on related party loans	$(2,714)	$(16,346)	$13,632	(83)%	$(6,025)	$(30,243)	$24,218	(80)%

Interest expense on related party loans decreased by $13.6 million, or 83%, and $24.2 million, or 80%, for the three and six months ended June 30, 2026, respectively, primarily due to lower average outstanding principal balances following the repayment and reduction of related-party crypto asset borrowings compared with the prior-year periods.

Interest expense on third party loans

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Interest expense on third party loans	$(1,809)	$(3,265)	$1,456	(45)%	$(3,601)	$(6,493)	$2,892	(45)%

Interest expense on third party loans decreased by $1.5 million, or 45%, and $2.9 million, or 45%, for the three and six months ended June 30, 2026, respectively, primarily due to lower interest rate and outstanding principal balance under the NYDIG MRA (as defined below), which incurred $1.8 million and $3.6 million of interest expense for the three and six months ended June 30, 2026, respectively, as compared to the Company's legacy financing agreements with Galaxy, which incurred $3.2 million and $6.5 million of interest expense for the three and six months ended June 30, 2025, respectively, and were repaid in full during the fourth quarter of 2025.

Interest expense on funding debt

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Interest expense on funding debt	$(2,553)	$—	$(2,553)	nm	$(5,048)	$—	$(5,048)	nm

Interest expense on funding debt for the three and six months ended June 30, 2026 represents interest on the Ripple Credit Agreement (as defined below), a funding arrangement entered into in July 2025 to finance our credit card receivables. There was no comparable interest expense in the prior year.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Other income (expense), net
Market-driven valuation changes	$589	$(5,807)	$6,396	(110)%	$1,816	$(3,128)	$4,944	(158)%
Other	775	179	596	333%	3,272	2,038	1,234	61%
Total other income (expense), net	$1,364	$(5,628)	$6,992	(124)%	$5,088	$(1,090)	$6,178	(567)%

Market-driven valuation changes, including unrealized foreign currency translation gains and losses, gains and losses on derivatives, and changes in the fair value of strategic investments and warrants, resulted in a $0.6 million and $1.8 million gain in the three and six months ended June 30, 2026, compared to a $5.8 million and $3.1 million loss in the same periods prior year. Other increased primarily due to the extinguishment of certain phantom unit liabilities during the six-month period. The remaining change reflects normal period-to-period variability in other operating-related items.

Income Tax Benefit (Provision)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Income tax benefit (provision)	$(22)	$(76)	$54	(71)%	$(43)	$4,936	$(4,979)	(101)%

Income tax provision was $22 thousand and $43 thousand for the three and six months ended June 30, 2026, compared to an income tax provision of $0.1 million and income tax benefit of $4.9 million for the three and six months ended June 30, 2025. The change was primarily attributed to an adjustment to the valuation allowance on our deferred tax balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations primarily with cash flow from operating activities, proceeds from the private sale of equity securities, related party indebtedness from Winklevoss Capital Fund denominated in bitcoin, ether, or U.S. dollars, and loan agreements with unrelated third parties. We utilize crypto assets, specifically bitcoin, as a treasury asset and given our belief that bitcoin is a better store of value and hedge against inflation than fiat, we have generally sought to incur borrowing costs in U.S. dollars rather than sell bitcoin.

As of June 30, 2026 and December 31, 2025, we had (i) cash and cash equivalents of $188.6 million and $252.2 million, respectively, which consisted primarily of cash and highly liquid investments with an original maturity of three months or less when purchased; (ii) restricted cash and cash equivalents of $103.5 million and $115.3 million, respectively, which consisted primarily of cash deposited into money market funds and restricted cash deposits held at financial institutions as part of our capital reserve requirements and as collateral associated with our banking partnerships and surety bonds; and (iii) customer custodial funds of $454.7 million and $527.4 million, respectively, which consisted of restricted cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of users. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to users.

Additionally, Crypto assets held on our condensed consolidated balance sheets represent corporate assets that are used as part of the ordinary course of business. We use crypto assets primarily to support our core operations, facilitate the efficiency of the exchange, and as a reserve to satisfy regulatory requirements for certain subsidiaries. Uses to support core operations include receiving crypto assets as a form of payment for Transaction revenue and Services revenue. Crypto assets received as a form of payment are converted to cash or used to fulfill operating expenses, including crypto rewards. Certain crypto assets are designated to satisfy regulatory capital or reserve requirements imposed by certain jurisdictions and regulators. These assets are subject to operational and regulatory restrictions that limit their use in day-to-day business operations. Applicable regulatory frameworks require us to maintain a minimum level of assets to meet ongoing licensing and regulatory obligations and prohibit the lending, pledging, rehypothecation and encumbrance of such assets, but do not prohibit the sale thereof. As of June 30, 2026 and December 31, 2025, we held approximately $56.8 million and $237.1 million, respectively, in crypto assets for regulatory requirements.

On May 14, 2026, we completed a $100.0 million private placement of Class A common stock with WCF, with consideration paid in bitcoin (the "Private Placement"). Because the proceeds were received in bitcoin rather than cash, their value is subject to changes in the market price of bitcoin. During the period, we liquidated a portion of the bitcoin received to fund operating activities and strategic initiatives. As of June 30, 2026, we held approximately 988 bitcoin received in connection with the Private Placement, with an aggregate fair value of approximately $57.9 million. For additional information regarding the Private Placement, refer to our Current Report on Form 8-K, filed with the SEC on May 14, 2026.

We believe our existing cash and cash equivalents, together with available borrowing capacity under our financing arrangements, the proceeds from the Private Placement, which increased our available liquidity, and the anticipated cost savings and operating efficiencies resulting from our strategic initiatives, including related to the Restructuring, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We continue to actively manage our capital structure and evaluate additional financing opportunities that may enhance liquidity, support strategic initiatives, and provide additional financial flexibility. Our future capital requirements will depend on many factors, including, but not limited to, continued market acceptance of crypto assets and blockchain technology, our ability to attract and retain users on our platform, the continuing market acceptance of our products and services, and overall economic conditions. See Part II, Item 1A. “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for covenants that would restrict our operations. In the event that additional financing is required from outside sources, there is a possibility we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Indebtedness and Other Funding Arrangements

Lending Agreements

We have historically entered into lending agreements with WCF to borrow ether and bitcoin at loan fees between 4% and 8% per annum. As of June 30, 2026, loans in respect of 0 ether and 4,419 bitcoin remained outstanding under these agreements. The purpose of these lending agreements includes meeting capital reserve requirements of regulators as well as satisfying collateral obligations under agreements with unrelated third parties. These lending agreements with WCF do not contain affirmative or negative covenants and are prepayable at our option, with no fixed maturity date. However, WCF may require repayment at any time upon written notice.

On June 30, 2026, the 2,097 bitcoin we had previously borrowed from WCF and was pledged as collateral under the NYDIG MRA (as defined below) was released to us in connection with the repayment and termination of that agreement. We subsequently repaid the bitcoin to WCF. On June 30, 2026, in connection with an open lending transaction under our existing Galaxy MLA (as defined below), we borrowed an additional 2,825 bitcoin from WCF, of which 1,975 bitcoin was pledged as collateral and the remaining 850 bitcoin was held as margin reserve to support potential future collateral requirements. For more information, see Note 14. Related Party Loans and Convertible Notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

In December 2025, we entered into an amendment to the Ripple Credit Agreement that temporarily increased the aggregate commitment to $250.0 million through July 1, 2026, increased the interest rate to 7.0%, and imposed additional collateral and operating covenants, including requirements related to holdings and activity levels of RLUSD. The amendment provided that if the outstanding balance had not been reduced to $150.0 million or less by July 2, 2026, the interest rate would increase to 10.0% and the enhanced collateral and covenant requirements would remain in effect until such reduction occurred. As of June 30, 2026, the outstanding balance under the credit agreement was below $150.0 million. Accordingly, the step-up to a 10.0% interest rate and the continued application of the enhanced collateral and covenant requirements were not triggered.

As of June 30, 2026, there was a U.S. dollar denominated principal amount of approximately $146.9 million outstanding under the Ripple Credit Agreement and approximately $185.7 million of credit card receivables were pledged as collateral.

NYDIG MRA

In July 2025, we entered into a Master Repurchase Agreement with NYDIG Funding LLC (“NYDIG”), an unrelated third party (such Master Repurchase Agreement, the “NYDIG MRA”). The NYDIG MRA permitted us to sell digital assets to NYDIG and simultaneously agree to repurchase such assets at a later date, contractually defined as June 30, 2026, and at a predetermined price. Each transaction was subject to margin requirements and other customary terms relating to events of default and remedies.

On June 30, 2026, we repaid all outstanding amounts under the NYDIG MRA, and the agreement was terminated. In connection with the repayment, NYDIG released 2,097 bitcoin pledged as collateral under the NYDIG MRA to us, which we subsequently returned to WCF, from which the bitcoin had originally been borrowed.

Galaxy MLA

In March 2023, we entered into a Master Digital Currency Loan Agreement with Galaxy Digital LLC (“Galaxy”), an unrelated third party, that was amended and restated in April 2023 (as amended and restated, the “Galaxy MLA”). The Galaxy Lending Agreement permits us to make lending requests of various types to Galaxy Digital to borrow digital currency or U.S. dollars. Individual lending transactions may be structured as either term or open transactions. Under open transactions, either party may terminate all or a portion of the outstanding borrowing upon notice in accordance with the terms of the applicable lending transaction. All lending requests are subject to providing collateral (defined as a percentage of the value of the borrowed asset) as well as paying borrow fees and late fees. In certain circumstances, if the value of a borrowed asset changes relative to the collateral provided, we may be required to provide additional collateral to Galaxy Digital.

On June 30, 2026, we entered into an open lending transaction with Galaxy to borrow $75.0 million at an annual borrow fee of 7.5% per annum. The borrowing is collateralized by bitcoin. As of June 30, 2026, $75.0 million was outstanding under the Galaxy MLA. The proceeds from the borrowing were used to refinance our obligations under the NYDIG MRA, which was repaid and terminated on June 30, 2026.

Cash Flows

The following table presents information regarding our consolidated cash flows for the periods presented:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(105,877)	$(18,528)
Net cash provided by investing activities	38,498	45,623
Net cash used in financing activities	(80,628)	(76,062)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	$(148,007)	$(48,967)

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash expenses and non-cash movements in crypto assets and liabilities, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $105.9 million for the six months ended June 30, 2026, driven by net loss of $216.7 million and non-cash adjustments of $139.6 million, which primarily consisted of realized and unrealized losses on crypto assets and receivable, crypto assets pledged, stock-based compensation expense, crypto asset payments for expenses, provision for transaction losses, depreciation and amortization, lease expense, impairment, partially offset by realized and unrealized gains on related party crypto loans and derivatives, and crypto assets and warrants received as revenue. Additionally, cash used in operating activities was impacted by a net outflow from changes in operating assets and liabilities of $18.2 million, driven by the timing of cash receipts and payments, and vendor payment terms, and $10.5 million net outflow from purchases and disposals of crypto assets for operations.

Net cash used in operating activities was $18.5 million for the six months ended June 30, 2025, driven by net loss of $282.5 million and non-cash adjustments of $170.9 million, which primarily consisted of changes in fair value on related party convertible term loans and related party convertible notes, realized and unrealized losses on related party crypto loans, depreciation and amortization, crypto asset payments for expenses, provision for transaction losses and stock-based compensation, partially offset by realized and unrealized gains on crypto assets and receivable, crypto assets pledged as well as crypto assets received as revenue. Additionally, cash used in operating activities was impacted by a net inflow from changes in operating assets and liabilities of $16.6 million, driven by the timing of cash receipts and payments, and vendor payment terms, and $76.4 million net inflow from purchases and disposals of crypto assets for operations.

Investing Activities

Net cash provided by investing activities was $38.5 million for the six months ended June 30, 2026, primarily driven by $15.1 million in net inflow for the purchases of and repayments on credit card receivables and $25.1 million in proceeds from the sale of crypto assets. This was partially offset by $1.8 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Net cash provided by investing activities was $45.6 million for the six months ended June 30, 2025, primarily driven by $76.5 million in proceeds from the sale of crypto assets. This was partially offset by $28.8 million in net outflow for the purchase of and repayments on credit card receivables and $2.0 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Financing Activities

Net cash used in financing activities was $80.6 million for the six months ended June 30, 2026, primarily driven by $845.0 million of proceeds from the Ripple Credit Agreement and $75.0 million of proceeds from the Galaxy loan agreement. These increases were partially offset by $852.2 million in repayments under the Ripple Credit Agreement, the $75.0 million repayment and termination of the NYDIG Master Repurchase Agreement, $73.2 million of net custodial funds outflows attributable to elevated customer redemptions, and $0.2 million in payments related to tax withholdings upon net settlement of equity awards.

Net cash used in financing activities was $76.1 million for the six months ended June 30, 2025, primarily driven by $91.2 million of net outflow from custodial funds due to customers from elevated redemptions, partially offset by $15.1 million in proceeds from related party loans.

Commitments and Contingencies

Our material future cash commitments are to repay our current indebtedness obligations, as described above in the “Indebtedness and Other Funding Arrangements” section, and make payments under leases for our facilities. We have operating leases for office facilities with remaining terms of one year to four years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term due to uncertainty. For more information, see Note 13. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Under our agreement with WebBank, we have an outstanding commitment to purchase all Gemini Credit Card customer receivables offered for sale by WebBank.

Receivables purchased under this program are recorded on our consolidated balance sheets as Credit card receivables pledged and Accounts receivable, net. As of June 30, 2026, we had purchased $219.6 million in Gemini Credit Card customer receivables pursuant to this arrangement. Amounts payable to the Issuing Bank for receivables purchased but not yet settled in cash were $20.5 million and $12.8 million as of June 30, 2026 and December 31, 2025, respectively. See Note 12. Accrued Expenses and Other Current Liabilities for additional details.

Certain credit card receivables are pledged as collateral under our Ripple Credit Agreement (see “Indebtedness and Other Funding Arrangements—Ripple Credit Agreement”). As of June 30, 2026 and December 31, 2025, the carrying value of pledged credit card receivables was $185.7 million and $188.8 million, respectively.

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

We earn interest income on outstanding credit card balances at rates indexed to the prime rate plus a spread. These receivables bear floating interest rates that adjust immediately with changes in the prime rate. A 100 basis point increase (decrease) in the prime rate would result in an increase (decrease) of approximately $2.2 million and $1.8 million in interest income based on average credit card balances outstanding during the three and six months ended June 30, 2026, respectively.

Our funding facilities bear interest at fixed rates with terms ranging from evergreen to one year. As of June 30, 2026, we had $221.9 million in outstanding principal borrowings under these facilities at a weighted average interest rate of 7.2%. While the fixed-rate nature of these borrowings limits our exposure to interest rate volatility during the term of the facilities, we are exposed to repricing risk upon maturity or refinancing. If interest rates increase prior to maturity or refinancing, our interest expense would increase upon entering into new or replacement financing arrangements.

Due to the short-term nature of the cash and cash equivalent holdings against our GUSD reserve and against custodial USD balances, we do not believe we have material exposure to interest rate risk from these investments.

Digital Assets Risks

Changes in digital asset prices impact our operations through unrealized gains and losses on digital assets inventory held. As of June 30, 2026 and December 31, 2025, unencumbered digital assets had an aggregate fair value of $72.3 million and $37.1 million, respectively, representing 5% and 2% of our total assets, respectively. A hypothetical 50% increase or decrease in digital assets prices as of June 30, 2026 and December 31, 2025 would result in a $36.2 million and $18.6 million impact, respectively, to the value of our unencumbered Crypto assets held.

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

Our financing agreement with Galaxy is collateralized by bitcoin holdings. Material declines in bitcoin prices may trigger margin calls, requiring us to post additional collateral or repay outstanding amounts, which could create liquidity demands and impact our cash flows.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk Factors—Risks Relating to our Business and Industry—We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition,” “—Disputes with our users could adversely impact our brand and reputation and our business, operating results, and financial condition” and Note 22. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of material legal proceedings to which we are a party.

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
•Our net revenue is concentrated in a limited number of areas. For our digital asset exchanges, meaningful concentration of our revenue is from transactions in a limited number of crypto assets, including bitcoin and ether. If revenue from these areas declines and is not replaced by new trading in other digital assets or demand for other products and services, our business, operating results, and financial condition could be adversely affected.
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
•There can be no assurance that Gemini Predictions or Gemini Stocks will gain sufficient user adoption or market share, and there is no guarantee that it will generate meaningful revenue for our business.
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

The price of digital assets and associated demand for buying, selling, and trading digital assets have historically been subject to significant volatility. For instance, in 2017, the value of certain digital assets, including bitcoin, experienced steep increases in value, and our user base expanded worldwide. Value increases of certain digital assets, including bitcoin, from 2016 to 2017, and then again in 2021, were followed by a steep decline in 2018 and again in 2022, which adversely affected our net revenue and operating results. While the value of digital assets, including bitcoin, increased significantly in 2024 and 2025, they have decreased in value in 2026 and if the value of digital assets and transaction volume continue to decline, our ability to generate revenue may suffer and user demand for our products and services may decline. These factors could adversely affect our business, operating results, and financial condition and cause the price of our Class A common stock to decline. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

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

Our net revenue is concentrated in a limited number of areas. For our digital asset exchanges, a meaningful concentration of our revenue is from transactions in a limited number of crypto assets, including bitcoin and ether. If revenue from these areas declines and is not replaced by new trading in other digital assets or demand for other products and services, our business, operating results, and financial condition could be adversely affected.

Our net revenue is concentrated in a limited number of areas, such as transactions in bitcoin, ether, and solana. During 2022 and 2023, the value of these and other digital assets declined steeply. While the value of many digital assets recovered and reached record highs in 2024 and 2025, the prices of digital assets have generally decreased in 2026 and, if the value of these digital assets continues to decrease, or does not increase again in the future, our business and operating results could be adversely affected. As such, in addition to the factors impacting the broader digital asset industry described in this section, our revenue may be adversely affected if the markets for bitcoin, ether, and solana deteriorate or if their prices decline, including because of the following factors:
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

Economic downturns may also negatively affect our cardholders’ ability to repay outstanding debt, leading to increased delinquency and default rates. During periods of economic stress, such as recessions or rising unemployment, cardholders may face reduced income or financial instability, impairing their ability to meet payment obligations. Higher delinquency rates can result in increased credit losses and may require us to increase our loan loss reserves, which could adversely affect our profitability. Additionally, prolonged economic hardship may limit our ability to recover on charged-off accounts, further impacting financial performance. These factors could acutely impact our credit card business, operating results, and financial condition.

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

If any of our systems or networks, or those of our third-party service providers, are disrupted for any reason, as has happened in the past, our products and services may be interrupted or even fail, potentially resulting in unanticipated disruptions, slower response times and delays in our users’ trade execution and processing, failed settlement of trades, delays in withdrawing stakes assets, incomplete or inaccurate accounting, recording, or processing of trades, unauthorized trades, loss of user information, increased demand on limited user support resources, user claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our operations, including our exchange, custody, credit card, prediction market, and/or securities brokerage businesses. Significant or persistent interruptions in our services could cause current or potential users or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation. Moreover, to the extent that any system failure or similar event results in damages to our users or their business partners, these users or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

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

Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. It is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience, combined with the rapidly evolving nature of the various markets in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.

From time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, and reductions in force. For example, in an effort to reduce operating expenses, we have had to strategically reduce our workforce in the past, including in 2024 and earlier in 2026 as part of the Restructuring. Any reduction in force may not achieve the anticipated benefits they were designed to achieve. In addition, in February 2026, we parted ways with our Chief Financial Officer, Chief Operating Officer, and Chief Legal Officer, and these leadership changes, together with our workforce reduction in connection with the Restructuring, may result in operational disruptions, reduce our ability to maintain and improve our systems and controls, and result in the loss of institutional knowledge, including through unplanned attrition. Reductions in force may also adversely affect employee morale and productivity, make it more difficult to hire and retain qualified personnel in the future, and harm our company culture. Any failure to effectively manage our growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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

In February 2026, we approved a plan to exit and wind down our operations in the United Kingdom, the European Union and other European jurisdictions, and Australia (the "Restructuring"), as part of a broader initiative to reduce operating expenses. In connection with the Restructuring, we announced a reduction in force, including employees in Europe, the United States, and Singapore.

We implemented the Restructuring based on a number of assumptions, and there can be no assurance that the Restructuring will produce the intended results or that the expected cost savings will be realized in the expected amounts or within the expected timeframes. The Restructuring may take longer to be fully completed than anticipated, and actions taken in connection with the Restructuring may be more costly than we currently expect. In connection with the Restructuring, we have incurred and may continue to incur pre-tax restructuring and related charges, including employee-related costs (such as severance payments, notice pay where applicable, and employee benefits and related costs) and other exit and disposal costs (including facility exit costs, contract termination costs, and professional fees). The charges and expenditures we may continue to incur, are subject to a number of assumptions, and actual amounts may differ materially from our estimates. We may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Restructuring.

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

As of July 30, 2026, we are facing 376 arbitrations filed by Earn users seeking additional interest separate from their recovery in the Genesis Global Capital, LLC (“Genesis”) bankruptcy. Consistent with the rules of the arbitration provider, National Arbitration and Mediation (“NAM”), we have agreed to participate in 15 “bellwether” arbitrations and all other matters have been stayed pending the outcome of these arbitrations. Gemini has largely prevailed in the first five bellwether arbitrations that have been completed, final hearings have been held in five more where the Company is awaiting a decision, and the remaining five are expected to be tried before the end of 2026. While we do not expect to continue to face new arbitrations related to Earn, it is possible that we may face other arbitration matters and that the number of arbitrations we face will increase in the future.

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

We currently use machine learning and AI, both proprietary and third-party technologies, to support our products, processes, and internal operations and have plans to expand our use of AI in the future. For example, we use AI models to assess the risk of ACH fraud and duplicate accounts, assist with identity verification, analyze customer feedback, and power customer service chatbots. These models are trained primarily on internal datasets, including user transaction history, account activity, and customer service interactions, and operate under data governance protocols that prohibit the use of sensitive or personally identifiable information in generative AI applications. We also use third-party generative AI tools under enterprise agreements for internal use cases such as resume screening and developer support. Recently, we have begun using AI agents in our software development processes, including to author and review code, subject to human review and approval before code is merged. AI-generated code may contain errors, security vulnerabilities, or other defects that are not identified through our review processes and could adversely affect our systems, products, or services.

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

We rely on bank relationships to provide banking rails for our platform. In particular, users’ cash holdings on our platform are held with one or more of our multiple banking partners in omnibus accounts. Given the industry in which we operate, our banking partners may view us as a higher risk customer for purposes of their AML programs, notwithstanding the fact that the subsidiaries through which we operate hold all required licenses for their current activities. GTC and Gemini Moonbase, LLC (“Gemini Moonbase”) are registered money services businesses with FinCEN under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (the “BSA”). In addition, we hold MTLs or the statutory equivalent in all U.S. states requiring such licenses for our operations. Further, GTC is a limited purpose trust company chartered by the NYDFS. Likewise, our foreign subsidiaries hold all required licenses, including from the Monetary Authority of Singapore.

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

We rely on third parties for various aspects of our business, including, for example, payment processors and banks; execution, clearing and custody services; cloud services and data centers for infrastructure, smart contract development, and website functionality; and external providers for user support, compliance, and product development. Many or all of these third-party service providers are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities like the Gemini Credit Card and Gemini Stocks, we face increased operational risks. We do not directly manage the operation of any of these third parties. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party banking relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics, and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our products and services, impose additional costs or requirements on us or our users, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our users on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users on our behalf, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses, or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

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

The Gemini Credit Card is subject to increasingly sophisticated frauds that can be difficult to detect, including income misrepresentation, identity fraud, fraudulent application activity, and credit bust-out schemes. Such fraud schemes could have a material adverse impact on our credit card business.

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

Our underwriting and fraud detection systems are designed to identify inaccuracies and fraudulent activity, but these systems have inherent limitations and may not fully prevent losses from sophisticated schemes or material misrepresentations. Fraudulent application activity, including coordinated or automated attempts to obtain approval for the Gemini Credit Card involving identity fraud or other false,or misleading applicant information, could also increase Card Sign-Ups and limit the usefulness of Card Sign-Ups as a key business metric. See “—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.” If a significant number of accounts are impacted by misrepresentations of information or become involved in fraudulent schemes or activities, this could have a materially adverse impact on our reputation, business, operating results, and financial condition.

Moreover, any failure to effectively identify and prevent misrepresentation and fraudulent activity may require us to invest additional resources into detection systems and fraud monitoring, further impacting our profitability. We have implemented measures that are intended to protect against credit card fraud losses, but no credit card anti-fraud measure can be perfectly effective. The Gemini Credit Card program has been the target of sophisticated fraud attacks in the past, including recently, resulting in financial losses. It is difficult to predict the extent to which the anti-fraud measures now in place, or that may be put in place in the future, will be effective in mitigating or preventing future fraud. If we are unable to sufficiently manage or mitigate these risks, we may face increased regulatory scrutiny, potential legal action, and reputational harm, which could have a material adverse effect on our business, operating results, and financial condition.

Earlier this year, we identified a fraud event affecting a cohort of Gemini Credit Card accounts, and, as our investigation progressed, identified additional fraud patterns and affected accounts associated with the same origination cohort. Although we believe we have identified the affected cohort and our allowance for expected credit losses reflects our current estimate of expected losses associated with this activity, our assessment is based on information currently available to us, and we may identify additional affected accounts or fraud patterns or otherwise determine that actual losses exceed our current estimates.

Additionally, the credit card business is highly regulated by multiple regulators. See “—Risks Relating to our Business and Industry—The Gemini Credit Card is subject to various laws, regulations, and industry standards, all of which are subject to change and some of which are subject to uncertain interpretation.” Measures to control credit fraud can lead to regulatory investigations, regulatory enforcement actions, and civil lawsuits brought by the government or private litigants. Some of the anti-fraud measures implemented in connection with the Gemini Credit Card program have triggered regulatory scrutiny and might draw regulatory scrutiny in the future, including with respect to the Equal Credit Opportunity Act. Litigation or enforcement actions relating to the credit card program could also harm our reputation and jeopardize our relationship with WebBank, which issues the Gemini Credit Card and extends credit to users thereof. If our relationship with WebBank were to end, we would have to find a replacement issuing bank in order to maintain the Gemini Credit Card program. If we were not successful, our business, operating results, and financial condition would suffer. See “—Risks Relating to Third Parties—We rely on agreements with third parties to offer certain of our product and service offerings. If our relationship with these third parties were to deteriorate or terminate, our ability to continue to offer such product or service offerings may be affected, which may adversely impact our business, results of operation, and financial condition.”

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

There can be no assurance that Gemini Predictions or Gemini Stocks will gain sufficient user adoption or market share, and there is no guarantee that it will generate meaningful revenue for our business.

In December 2025, we launched Gemini Predictions, a CFTC-regulated prediction market platform offered through our affiliate, Gemini Titan, which holds a DCM license. More recently, in July 2026, we launched Gemini Stocks, zero commission stock trading for certain customers in the United States through our affiliate, Gemini Galactic, which holds a broker-dealer license from FINRA and is registered as an introducing broker.

Gemini Predictions and Gemini Stocks are new product offerings, and there can be no assurance that either of these product offerings will develop into a successful or meaningful revenue-generating line of business. Prediction markets in particular are a nascent and highly competitive industry, and our ability to grow Gemini Predictions depends on our ability to attract and retain users and to gain market share. Gemini Predictions and/or Gemini Stocks may not achieve sufficient market acceptance, user adoption, or market share to generate meaningful revenue for our business.

Moreover, the launch and continued development of Gemini Predictions and Gemini Stocks requires the investment of significant financial and management resources, including resources that could otherwise be used to develop, enhance, and operate other products and services. If Gemini Predictions and/or Gemini Stocks do not achieve market acceptance or generate meaningful revenue, we may not recover our investments and may reduce our investment in, modify, or discontinue Gemini Predictions and/or Gemini Stocks in the future.

In addition, each of Gemini Predictions and Gemini Stocks are subject to evolving legal and regulatory considerations. For more information on regulatory risks, see “—Risks Relating to Regulatory and Legal Matters.”

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

In 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the "GENIUS Act"), which establishes a regulatory framework for payment stablecoins, was entered into law. It is not yet known how the GENIUS Act will be interpreted by courts. Compliance with the GENIUS Act and related implementing regulations may require us to modify our GUSD operations and incur additional compliance costs, and any failure to satisfy applicable requirements could restrict our ability to issue GUSD or subject us to regulatory action or penalties. Further, the sale and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the various jurisdictions relevant to our business. The risks associated with stablecoins may adversely affect interest in and demand for the products and services we seek to offer, and subject us to additional regulatory uncertainties, which may result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, as well as adversely affect our business, operating results, and financial condition.

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

Further, although the current Chair of the SEC has thus far taken a different approach to digital assets than was undertaken by the previous Chair, including with respect to rulemaking, formal and informal guidance, and enforcement decisions, there can be no assurance that the current Chair or the current administration will ultimately continue to enact rules or regulations that take a more favorable or significantly different approach toward the digital asset industry than the previous administration. For example, in January 2025, the SEC announced the launch of a new crypto task force “dedicated to developing a comprehensive and clear regulatory framework for crypto assets,” which “will collaborate with Commission staff and the public to set the SEC on a sensible regulatory path” regarding digital assets, including to “draw clear regulatory lines, provide realistic paths to registration, craft sensible disclosure frameworks, and deploy enforcement resources more judiciously.” More recently, in July 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the report by the interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets.”

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

We have policies and procedures to analyze whether transactions in each digital asset on our platform, as well as our products and services, could be deemed to be a security under applicable laws. Although we perform ongoing monitoring of digital assets supported on our platform and we maintain a listing and delisting policy, our policies and procedures do not constitute a legal standard, but rather represent our company-developed assessment regarding the likelihood that a particular digital asset transaction, product, or service should be deemed a security or securities transaction under applicable laws. In the event that we determine that a supported digital asset has been ultimately determined to be a security or that the continued offering or sale of a digital asset presents a significant risk to us or our users, we aim to take prompt action to discontinue the trading of the digital asset. Regardless of our conclusions or actions, we could be subject to legal or regulatory action in the event the SEC, state regulators, a foreign regulatory authority, or a court were to determine that a digital asset transaction, product, or service currently or previously offered, sold, or traded on our platform is a securities transaction under applicable laws. In addition, such policies and procedures may not be sufficient to mitigate and address all risks. Excluding Gemini Galactic, , our platform is not otherwise registered or licensed with regulators as a broker-dealer, national securities exchange, or alternative trading system (“ATS”) (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to allow the offer and sale of securities on our platform. We only permit trading on our platform of those digital assets for which we determine there are reasonably strong arguments to conclude that the digital asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a determination to offer a digital asset does not guarantee any conclusion under applicable securities laws.

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

Prior to our wind down of operations in the region in February 2026 as part of the Restructuring, we had made tokenized securities (“Gemini Tokenized Stocks”) available to Gemini users in the E.U. Gemini Tokenized Stocks were tokenized tracker certificates that reflect the price of an underlying stock and allow the investor to gain exposure to the underlying asset via an onchain financial instrument. These products are designed to provide economic exposure to the price performance of certain stocks, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks. Gemini Tokenized Stocks were issued by Dinari, Inc.

and were offered to eligible E.U. users by our affiliate, Gemini Intergalactic EU Artemis, Ltd. (“Gemini E.U.”), which holds a MiFID license issued by the Malta Financial Services Authority. In February 2026, we announced a wind-down of our operations in the E.U. and we accordingly no longer offer this product.

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

Our operation of Gemini Predictions may expose us to legal, regulatory, and other risks. As the prediction market industry is relatively nascent, it is difficult to predict how the legal and regulatory framework around prediction markets will develop and how such developments will impact our business and Gemini Predictions. In particular, although Gemini Predictions is operated through Gemini Titan, an affiliate that has been licensed by the CFTC as a DCM, and Gemini Olympus, LLC, an affiliate that has been licensed by the CFTC as a DCO, regulators or courts could determine that particular products, market types, or features of Gemini Predictions are impermissible, must be modified, or must be discontinued.

Prediction markets, including the manner in which they are marketed and promoted, may also attract scrutiny from regulators, legislators and other governmental authorities, which could result in investigations or inquiries, new or additional legal or regulatory requirements, restrictions on our marketing practices or other changes to how we offer or promote Gemini Predictions.

For example, the CFTC has pursued, and may continue to pursue, rulemaking and other regulatory actions that could limit the types of event contracts that may be offered by CFTC-regulated entities or impose additional requirements or restrictions on how such products are designed and offered. If the CFTC’s approach evolves in a way that restricts certain categories of contracts (including sports-related contracts) or requires different product features or controls, we could be required to change, limit, or discontinue aspects of Gemini Predictions. In addition, regulators and courts may take different views about the interaction between federal commodities regulation and state gambling, wagering, or gaming laws. State regulators may seek to restrict the availability of certain prediction market products notwithstanding federal oversight, which could require us to geo-fence, modify, or suspend certain markets or limit access in some jurisdictions. A fragmented, state-by-state regulatory approach could require us to implement differing controls, restrict availability in certain jurisdictions, which may ultimately reduce adoption and revenue from Gemini Predictions. For example, in December 2025, the Connecticut Department of Consumer Protection issued cease-and-desist orders to multiple platforms, directing them to stop making available “sports event contracts” and other alleged unlicensed online gambling to Connecticut residents. The cease-and-desist orders are currently not being enforced pending multiple litigations on the subject. Additionally, in March 2026, Arizona brought criminal charges against Kalshi alleging that it was operating an illegal gambling business in violation of Arizona law by offering certain event contracts to Arizona residents and Nevada won a temporary restraining order to prevent Kalshi from offering certain event-based contracts in Nevada. These actions are currently being appealed and are pending a decision from the United States Court of Appeals for the Ninth Circuit.

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

Changes in these laws, regulations, or standards, or to the prevailing interpretation thereof, may make complying with them even more challenging. Any failure to comply with the CARD Act, PCI DSS, or other applicable laws, regulations or industry standards, or the failure to accurately interpret how new laws, regulations, or industry standards apply to our business could result in costly legal challenges or expose us to regulatory enforcement actions, substantial fines, and reputational harm, which could negatively impact our business, operating results, and financial position. Such failure may also cause WebBank to terminate our relationship, subject us to an indemnity claim by WebBank, or otherwise have a material adverse impact on our credit card business. For more information with respect to risks related to our agreement with WebBank, see “—Risks Relating to Third Parties—We rely on agreements with third parties to offer certain of our product and service offerings. If our relationship with these third parties were to deteriorate or terminate, our ability to continue to offer such product or service offerings may be affected, which may adversely impact our business, results of operation, and financial condition.”

Moreover, the crypto rewards provided in connection with the Gemini Credit Card are custodied and serviced by our wholly-owned subsidiaries, GTC and Gemini Constellation, LLC, respectively. Changes to laws and regulations applicable to GTC, and to the digital asset space generally, may materially and adversely impact our credit card business, including by affecting the manner in which Gemini Credit Card holders receive, maintain, and use their crypto rewards. For more information on the risks associated with changing laws and regulations, see “—We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.”

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

Because we have offered and will continue to offer a variety of innovative products and services to our users, such as stocks, event contracts, GUSD, and a credit card, many of our offerings are subject to significant regulatory uncertainty and we may, from time to time, face regulatory inquiries regarding our current and planned products. For instance, we are an issuer of GUSD, which is redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. For example, in July 2025, the GENIUS Act was signed into law, reflecting a legislative interest in establishing and developing frameworks for the regulation of stablecoins and digital assets more broadly. In 2025, the U.S. House of Representatives also passed the CLARITY Act in an effort to pass laws relating to digital asset market structure. There is substantial uncertainty on how any such legislation will apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules.

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

Gemini Galactic Markets, LLC ("Gemini Galactic"), our broker-dealer subsidiary, operates as an introducing broker in connection with Gemini Stocks, through which eligible customers may trade U.S. exchange-listed stocks and ETFs. Gemini Galactic is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations, and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer from registration or membership. Gemini Galactic is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members and is currently in the process of registering with all U.S. states and territories. Gemini Galactic is currently registered in 45 of 50 states and the U.S. Virgin Islands. As a registered broker-dealer, Gemini Galactic is subject to periodic examinations and investigations by FINRA. The securities industry is highly regulated, and Gemini Galactic and its personnel are subject to requirements relating to, among other things, supervision, sales practices, communications with the public, registration of personnel, recordkeeping, best execution and order routing, and regulatory capital. Further, Gemini Galactic is subject to the BSA, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish AML compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers must also implement related user identification procedures and beneficial ownership identification procedures.

Due to our business activities, including, but not limited to, with respect to digital assets, prediction markets, equities, and credit cards, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect to be in the future, subject to investigations and inquiries, by U.S. federal, state, and local regulators, legislative bodies and other governmental authorities and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to, and will in the future continue to be subject to, audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have required, are requiring, and may in the future require us to take certain actions. Such actions might include amending, updating, or revising our compliance measures, limiting the kinds of users that we provide services to, or delaying the introduction of new product and services. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences.

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

If we expand and localize our international operations, we will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of digital asset exchanges over time, such as by requiring digital asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, digital assets, NFTs and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. AML and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, including the Crimea Region and the so-called Donetsk People’s Republic, and the Luhansk People’s Republic regions of Ukraine, Cuba, Iran, and North Korea, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We do not operate in these countries and we have implemented additional processes and procedures to comply with these sanctions. However, any potential activity with users associated with these countries may subject us to further exposure to sanctions as they are released. We have an OFAC compliance program in place that includes, among other controls, monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. To date, none of those proceedings has resulted in a monetary penalty or adverse action. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and continuously work to enhance our controls and screening tools designed to promote sanctions compliance, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.

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

    We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions, or requests, including with respect to both consumer and employment matters, and other proceedings alleging violations of laws, rules, and regulations, both foreign and domestic. For example, we are currently subject to a purported federal securities class action and shareholder derivative actions, which are further described in Note 22. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

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

GTC is subject to certain regulatory capital requirements imposed by NYDFS. The capital requirement can be maintained in specified allocations of cash, virtual currency, or high-quality, highly liquid, investment-grade assets. The capital requirement is determined by NYDFS based upon GTC’s activities and is an amount deemed sufficient to ensure the financial integrity of the licensee and its ongoing operations based on an assessment of the specific risks applicable to it. The amounts set aside to satisfy these requirements are included in the consolidated balance sheets included in our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, Gemini Galactic is subject to the SEC’s net capital requirements applicable to broker-dealers. If Gemini Galactic fails to maintain required net capital, its securities activities could be restricted or suspended, and it could be subject to fines or other disciplinary or corrective action.

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

We rely on agreements with third parties to offer certain of our product and service offerings. If our relationship with these third parties were to deteriorate or terminate, our ability to continue to offer such product or service offerings may be affected, which may adversely impact our business, results of operation, and financial condition.

We rely on agreements with certain third parties to offer certain products and service offerings. For example, we offer the Gemini Credit Card through an agreement with WebBank, our bank partner, and we offer Gemini Stocks through an agreement with Apex Clearing Corporation ("Apex"), a wholly owned subsidiary of Apex Fintech Solutions Inc., which acts as the custodian and clearing broker.

If our relationship with WebBank and/or Apex were to deteriorate or terminate, or if WebBank or Apex were to cease operations, our ability to continue to offer our credit card product or stocks to our users would be affected, which could adversely affect our financial and business results. In such an event, we may need to partner with different parties to continue to offer these products and, in such case, the offering of these products may be disrupted and delayed as we transition to a different partner. We also may face increased costs and compliance burdens if our agreement with these third parties are terminated.

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

Our management team does not have significant experience operating publicly traded companies, and has limited experience interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. In addition, in February 2026, we parted ways with our Chief Financial Officer, Chief Legal Officer, and Chief Operating Officer and appointed a new Interim Chief Financial Officer and General Counsel. These leadership changes, together with our limited public company operating experience, may make it more difficult for us to manage our public company reporting, legal and regulatory obligations, investor communications and other functions necessary to operate as a public company. In addition, the transition of responsibilities among senior management may divert management's attention from the operation of our business. If we are unable to manage this transition effectively, our business, operating results, and financial condition could be adversely affected.

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
In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm or otherwise influence the market price of our Class A common stock, regardless of our operating performance. For example, and in common with certain other public companies within the digital assets industry, our stock may be attractive to hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. The market prices for digital asset companies have experienced significant volatility in recent periods, including both price and volume fluctuations, that often has been unrelated or disproportionate to the operating performance of such companies. If these trends were to impact us, the trading price of our Class A common stock may from time to time reflect market dynamics that are not connected to traditional valuation methods that might otherwise be associated with an operating company with a business model such as ours. Investors may therefore be unable to assess the value of our Class A common stock or evaluate the risks of an investment in us using traditional or commonly used enterprise valuation methods. We cannot predict the extent to which these dynamics will develop, how they may evolve over time, or whether or how long they may last. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently subject to a purported class action litigation and shareholder derivation actions as described in Note 22. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

We have funded our operations since inception primarily through equity financings, debt, and revenue generated by our product and service offerings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, debt holders may have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on or make other distributions with respect to our common stock. Furthermore, our amended and restated articles of incorporation authorize the issuance of “blank check” preferred stock that our board of directors could use to, among other things, issue shares of our capital stock or implement a stockholder rights plan. We may issue shares of capital stock to our users in connection with user reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the newly issued securities could gain rights, preferences, and privileges senior to those of holders of our Class A common stock. The trading price for our Class A common stock may also be highly volatile, which may reduce our ability to access capital on favorable terms or at all. Currently, certain of our existing financing arrangements are collateralized by bitcoin and require us to maintain specified collateralization levels. A decline in the price of bitcoin could require us to post additional bitcoin or cash or repay outstanding amounts on short notice, which could reduce our liquidity and adversely affect our financial condition. In general, a slowdown or other sustained adverse downturn in the general economic or digital asset markets could adversely affect our business and the trading price of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of convertible debt or equity securities reducing the trading price of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

We have historically relied on related party financing and we may not be able to secure comparable financing in the future.

In addition to equity financings and revenue generated by our product and service offerings, we have historically relied on related party loans, primarily from Winklevoss Capital Fund, LLC, to fund certain aspects of our business. While we expect to reduce our reliance on related party financing as an ongoing source of new funding for the business, a portion of our related party indebtedness remains outstanding and we may in the future enter into related party transactions with WCF in connection with liquidity, capital, or operational needs, such as the Private Placement. As of June 30, 2026, repayment obligations in respect of 0 ether and 4,419 bitcoin remained outstanding under agreements with WCF that we previously entered into. These loans bear loan fees ranging from 4% to 8% per annum and, for the three months ended June 30, 2026 and 2025, we incurred approximately $6.0 million and $30.2 million, respectively, in loan fees under these agreements. For more information on these lending agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness and Other Funding Arrangements—Lending Agreements.”

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

Key business metrics and other estimates are subject to inherent challenges in measurement and change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, we did not issue or sell any unregistered securities that were not otherwise previously disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as each term is defined in Item 408 of Regulation S-K, except for the following:

On May 18, 2026, the Company adopted an automatic sell-to-cover policy (the “Automatic Sell-to-Cover Policy”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Automatic Sell-to-Cover Policy applies to all employees—including Section 16 officers—for whom the Company can legally and administratively satisfy applicable tax withholding obligations through automatic sell-to-cover transactions and provides for the mandatory sale of shares of Class A common stock otherwise issuable upon the vesting and settlement of equity grants made under the Company’s 2025 Omnibus Incentive Plan (as may be amended from time to time, and any successor plan or plans providing for the grant of equity awards to service providers to the Company or any subsidiary) in an amount sufficient to cover the federal, state, local and foreign tax withholding obligations incurred in connection with such vesting and settlement. The actual number of shares to be sold will vary based on futures events, including applicable tax withholding rates and the market price of the Class A common stock. The Automatic Sell-to-Cover Policy has no durational limit.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Articles of Incorporation of Gemini Space Station, Inc.	8-K	001-42836	3.1	9/15/2025
3.2	Amended and Restated Bylaws of Gemini Space Station, Inc.	8-K	001-42836	3.2	9/15/2025
4.1	Form of Class A Common Stock Certificate	S-1	333-289665	4.1	8/15/2025
4.2	Registration Rights Agreement, dated September 12, 2025, by and among Gemini Space Station, Inc. and certain of its stockholders	10-Q	001-42836	4.2	11/20/2025
4.3	Amendment No. 1 to Registration Rights Agreement, dated May 14, 2026	8-K	001-42836	99.2	5/14/2026
10.1	Securities Purchase Agreement, dated as of May 14, 2026, by and between Gemini Space Station, Inc. and Winklevoss Capital Fund, LLC	8-K	001-42836	99.1	5/14/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Gemini Space Station, Inc.

Date: August 13, 2026	By: /s/ Tyler Winklevoss
Tyler Winklevoss
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By: /s/ Danijela Stojanovic
Danijela Stojanovic
Interim Chief Financial Officer
(Principal Financial Officer)