Form 10-Q
period 2026-09-30
Gemini Space Station, Inc.
filed 2026-11-13
CIK 2055592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 6, 2026, the registrant had outstanding 55,898,868 and 75,126,784 shares of Class A and Class B common stock, respectively, each with a par value of $0.001.
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

Part I—Financial Information
Item 1. Financial Statements

Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$194,120	$252,215
Restricted cash and cash equivalents	89,432	115,279
Customer custodial funds	464,307	527,354
Crypto assets held(1)	415,241	439,622
Accounts receivable, net(2)	26,714	30,887
Credit card receivables pledged, net	170,196	188,754
Prepaid expenses and other current assets	49,077	52,140
Total current assets	1,409,087	1,606,251
Software, property and equipment, net	12,023	15,083
Intangible assets, net	123,184	139,805
Other non-current assets, net	31,010	40,708
Total assets	$1,575,304	$1,801,847
Liabilities and Stockholders’ Equity
Current liabilities:
Custodial funds due to customers	$464,116	$527,307
Accounts payable	8,658	2,647
Accrued expenses(3)	27,854	42,679
Third party loans	75,469	75,151
Related party loans	367,182	403,931
Funding debt	153,247	154,374
Other current liabilities	25,228	34,315
Total current liabilities	1,121,754	1,240,404
Non-current liabilities:
Lease liabilities	11,098	20,570
Total non-current liabilities	11,098	20,570
Total liabilities	1,132,852	1,260,974
Commitments and contingencies (Note 22)
Stockholders' equity:
Class A common stock, par value $0.001 per share; 1,000,000 shares authorized; 55,905 and 42,329 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	57	43
Class B common stock, par value $0.001 per share; 100,000 shares authorized; 75,127 shares issued and outstanding as of September 30, 2026 and December 31, 2025	75	75
Preferred stock, par value $0.001 per share; 20,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Treasury stock at cost; 1,392 and 284 shares as of September 30, 2026 and December 31, 2025, respectively	(572)	(568)
Additional paid-in capital	2,760,587	2,583,689
Accumulated other comprehensive income	894	887
Accumulated deficit	(2,318,589)	(2,043,253)
Total stockholders’ equity	442,452	540,873
Total liabilities and stockholders’ equity	$1,575,304	$1,801,847

Gemini Space Station, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

__________________
(1) Includes related party amounts of $24.6 million and $0 in Crypto assets held as of September 30, 2026 and December 31, 2025, respectively, as outlined in Note 21. Related Party Transactions.
(2) Includes related party amounts of $0.2 million and $0.1 million in Accounts receivable, net as of September 30, 2026 and December 31, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(3) Includes related party amounts of $0.4 million and $0 in Accrued expenses as of September 30, 2026 and December 31, 2025, respectively, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Net revenue(1)	$39,203	$49,775	$131,485	$117,689
Other revenue	1,678	843	5,143	1,540
Total revenue	40,881	50,618	136,628	119,229
Operating expenses:
Salaries and compensation	56,376	82,523	170,027	153,624
Technology(2)	19,551	20,317	60,399	54,790
General and administrative(3)	19,804	19,335	62,069	52,582
Transaction losses	10,615	7,693	41,852	15,376
Sales and marketing	8,271	32,926	36,160	58,084
Transaction processing	5,287	8,617	16,273	19,028
Total operating expenses	119,904	171,411	386,780	353,484
Operating loss	(79,023)	(120,793)	(250,152)	(234,255)
Other income (expense):
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	135,946	106,809	(25,751)	144,664
Realized and unrealized gain (loss) on related party crypto loans	(110,208)	(83,096)	15,545	(145,144)
Change in fair value on related party convertible notes	—	(8,178)	—	(25,789)
Change in fair value on related party loans	—	(24,989)	—	(119,309)
Interest expense on related party loans	(3,166)	(17,847)	(9,191)	(48,090)
Interest expense on third party loans	(1,438)	(4,655)	(5,039)	(11,148)
Interest expense on funding debt	(2,427)	(314)	(7,475)	(314)
Other income (expense), net	1,683	(7,637)	6,771	(8,727)
Total other income (expense), net	20,390	(39,907)	(25,140)	(213,857)
Net loss before income taxes	(58,633)	(160,700)	(275,292)	(448,112)
Income tax benefit (provision)	(1)	1,186	(44)	6,122
Net loss	$(58,634)	$(159,514)	$(275,336)	$(441,990)
Net loss per share attributable to common stockholders:
Basic	$(0.46)	$(6.67)	$(2.25)	$(39.02)
Diluted	$(0.46)	$(6.67)	$(2.25)	$(39.02)
Weighted average shares outstanding - basic and diluted	128,456	23,931	122,147	11,327
Net loss	$(58,634)	$(159,514)	$(275,336)	$(441,990)
Other comprehensive income (loss):
Foreign currency translation, net of tax	109	(792)	7	1,117
Change in fair value attributable to instrument-specific credit risk	—	—	—	3,271
Total other comprehensive income (loss)	109	(792)	7	4,388
Comprehensive loss	$(58,525)	$(160,306)	$(275,329)	$(437,602)
__________________
(1) Net revenue includes related party amounts of $0.4 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(2) Technology expenses include related party amounts of $0 for the three and nine months ended September 30, 2026, and $0.5 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(3) General and administrative expenses include related party amounts of $0.4 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $0.8 million for the three and nine months ended September 30, 2025, as outlined in Note 21. Related Party Transactions.

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2026	—	$—	—	$—	128,668	$129	(1,303)	$(572)	$2,727,920	$785	$(2,259,955)	$468,307
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	—	—	3,756	3	—	—	(3)	—	—	—
Forfeiture of unvested restricted shares	—	—	—	—	—	—	(89)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	32,670	—	—	32,670
Net loss	—	—	—	—	—	—	—	—	—	—	(58,634)	(58,634)
Other comprehensive income	—	—	—	—	—	—	—	—	—	109	—	109
Balance at September 30, 2026	—	$—	—	$—	132,424	$132	(1,392)	$(572)	$2,760,587	$894	$(2,318,589)	$442,452

Balance at June 30, 2025	39,842	$534,368	68,383	$—	—	$—	—	$—	$665,299	$8,167	$(1,742,916)	$(1,069,450)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	2,875	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	—	—	15,479	15	—	—	391,149	—	—	391,164
Issuance of common stock in connection with concurrent private placement with Nasdaq	—	—	—	—	1,905	2	—	—	49,998	—	—	50,000
Conversion of convertible preferred units to common stock in connection with IPO	(39,842)	(534,368)	—	—	54,541	55	—	—	534,314	—	—	534,369
Conversion of convertible notes and related party term loans to common stock in connection with IPO	—	—	—	—	31,056	31	—	—	869,537	—	—	869,568
Conversion of Common Units to common stock in connection with IPO	—	—	(71,258)	—	14,403	15	—	—	(52)	—	—	(37)
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	—	—	262	—	—	—	(6,929)	—	—	(6,929)
Shares withheld for employee tax withholdings	—	—	—	—	—	—	(23)	(568)	—	—	—	(568)
Stock-based compensation	—	—	—	—	—	—	—	—	45,751	—	—	45,751
Net loss	—	—	—	—	—	—	—	—	—	—	(159,514)	(159,514)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(792)	—	(792)
Balance at September 30, 2025	—	$—	—	$—	117,646	$118	(23)	$(568)	$2,549,067	$7,375	$(1,902,430)	$653,562

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Units		Common Units		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	—	$—	117,740	$118	(284)	$(568)	$2,583,689	$887	$(2,043,253)	$540,873
Issuance of common stock upon settlement of stock awards, net of shares withheld	—	—	—	—	7,541	7	—	—	(247)	—	—	(240)
Shares withheld for employee tax withholdings	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Issuance of common stock in exchange for crypto assets	—	—	—	—	7,143	7	—	—	99,993	—	—	100,000
Forfeiture of unvested restricted shares	—	—	—	—	—	—	(1,108)	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	77,152	—	—	77,152
Net loss	—	—	—	—	—	—	—	—	—	—	(275,336)	(275,336)
Other comprehensive income	—	—	—	—	—	—	—	—	—	7	—	7
Balance at September 30, 2026	—	$—	—	$—	132,424	$132	(1,392)	$(572)	$2,760,587	$894	$(2,318,589)	$442,452

Balance at December 31, 2024	39,842	$534,368	50,761	$—	—	$—	—	$—	$662,091	$2,987	$(1,460,440)	$(795,362)
Issuance of Common Units due to equity awards granted, net of forfeitures	—	—	20,497	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	—	—	15,479	15	—	—	391,149	—	—	391,164
Issuance of common stock in connection with concurrent private placement with Nasdaq	—	—	—	—	1,905	2	—	—	49,998	—	—	50,000
Conversion of convertible preferred units to common stock in connection with IPO	(39,842)	(534,368)	—	—	54,541	55	—	—	534,314	—	—	534,369
Conversion of convertible notes and related party term loans to common stock in connection with IPO	—	—	—	—	31,056	31	—	—	869,537	—	—	869,568
Conversion of Common Units to common stock in connection with IPO	—	—	(71,258)	—	14,403	15	—	—	(52)	—	—	(37)
Issuance of common stock upon settlement of RSUs, net of shares withheld	—	—	—	—	262	—	—	—	(6,929)	—	—	(6,929)
Shares withheld for employee tax withholdings	—	—	—	—	—	—	(23)	(568)	—	—	—	(568)
Stock-based compensation	—	—	—	—	—	—	—	—	48,959	—	—	48,959
Net loss	—	—	—	—	—	—	—	—	—	—	(441,990)	(441,990)
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,388	—	4,388
Balance at September 30, 2025	—	$—	—	$—	117,646	$118	(23)	$(568)	$2,549,067	$7,375	$(1,902,430)	$653,562

See accompanying notes to the condensed consolidated financial statements.

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(275,336)	$(441,990)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,126	23,189
Impairment	1,327	—
Change in fair value on related party convertible notes	—	25,789
Change in fair value on related party loans	—	119,309
Realized and unrealized loss (gain) on crypto assets and receivable, crypto assets pledged	25,751	(144,664)
Realized and unrealized loss (gain) on related party crypto loans	(15,545)	145,144
Provision for transaction losses	41,852	15,376
Stock-based compensation	77,152	48,959
Crypto assets received as revenue	(6,376)	(23,680)
Crypto asset payments for expenses	28,651	33,629
Warrants received as revenue	(6,031)	(2,098)
Non-cash lease expense	4,460	3,105
Realized and unrealized gain on derivatives	(2,300)	(561)
Other operating activities, net	3,336	(610)
Changes in operating assets and liabilities:
Purchase of crypto assets	(639,161)	(143,037)
Disposal of crypto assets	621,400	212,360
Accounts receivable	(30,124)	(11,603)
Other assets	(3,012)	137,210
Accounts payable and accrued expenses	(7,591)	(11,142)
Payables due to related parties	1,736	29,540
Payables due to third parties	(80)	5,913
Payables due for funding debt	173	314
Lease liabilities	(6,019)	(4,359)
Other liabilities	(3,262)	(96,292)
Net cash used in operating activities	(166,873)	(80,199)
Cash flows from investing activities
Proceeds from disposal of crypto assets	76,132	93,809
Purchases of credit card receivables	(1,429,911)	(646,827)
Proceeds from repayments of credit card receivables	1,441,190	561,829
Capitalization of internally developed software costs	(1,986)	(3,501)
Purchase of software, property and equipment	(475)	(1,507)
Other investing activities, net	140	(59)
Net cash provided by investing activities	85,090	3,744
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	397,306
Proceeds from issuance of common stock in connection with concurrent private placement with Nasdaq	—	50,000
Custodial funds due to customers, net of redemptions	(63,661)	(40,455)
Proceeds from related party loans	—	15,100
Proceeds from third party loan, net of discount	75,000	74,250
Proceeds from funding debt	1,249,530	99,040

Gemini Space Station, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Repayment of funding debt	(1,250,831)	(50,150)
Repayment of third party loans	(75,000)	—
Payment of withholding taxes on settlement of restricted stock units	(240)	(6,929)
Payment for tax withholdings related to net share settlements of equity awards	(4)	(568)
Net cash provided by (used in) financing activities	(65,206)	537,594
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(146,989)	461,139
Cash, cash equivalents, restricted cash and cash equivalents, beginning of period	894,848	646,858
Cash, cash equivalents, restricted cash and cash equivalents, end of period	$747,859	$1,107,997

Cash, cash equivalents, restricted cash and cash equivalents consisted of the following:
Cash and cash equivalents	$194,120	$487,462
Restricted cash and cash equivalents	89,432	87,731
Customer custodial funds	464,307	532,804
Total cash, cash equivalents, restricted cash and cash equivalents	$747,859	$1,107,997

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,176	$23,635
Cash paid during the period for income taxes, net of refunds	470	531

Supplemental schedule of non-cash investing and financing activities
Conversion of related party loans and related party convertible notes to common stock in connection with initial public offering	$—	$804,297
Conversion of convertible preferred units to common stock in connection with initial public offering	—	534,368
Related party loans received in crypto assets	223,980	418,458
Conversion of related party loans into related party convertible notes	—	246,245
Repayments of related party loans denominated in crypto assets	246,920	151,378
Issuance of common stock in exchange for crypto assets	100,000	—
Credit card receivables posted (returned) as collateral for funding debt, net	(18,558)	67,918
Receivable for crypto assets pledged as collateral for third-party loans, net	—	46,096
Crypto assets posted (returned) as collateral for derivatives, net	(904)	6,007
Repayment of third party loan interest denominated in crypto	—	5,417
Deferred offering costs not yet paid	—	6,141
Change in fair value attributable to instrument-specific credit risk	—	3,271

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

The Company offers a mobile and web-based crypto asset exchange platform, proprietary wallet infrastructure and custody solutions, high-performance over-the-counter trading solutions tailored to institutions and professional clients, a proprietary United States dollar-backed stablecoin, a crypto asset staking service, a credit card product that offers crypto asset rewards on customer purchases, a regulated prediction markets and stock trading platform, and a spot margin trading service. The Company operates in multiple jurisdictions and provides security solutions across all of its product offerings.

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

Customer custodial funds related to GUSD were $39.2 million and $46.6 million as of September 30, 2026 and December 31, 2025, respectively. Customer custodial funds due to customers related to GUSD were $38.4 million and $45.6 million as of September 30, 2026 and December 31, 2025, respectively.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of September 30, 2026 and December 31, 2025, the Company had no customers that accounted for more than 10% of the Company’s Accounts receivable, net.

In addition, during the three and nine months ended September 30, 2026 and 2025, no customer accounted for more than 10% of Total revenue.

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

During the three and nine months ended September 30, 2026, advertising expense was $0.4 million and $6.6 million, respectively. During the three and nine months ended September 30, 2025, advertising expense was $17.9 million and $28.6 million, respectively.

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

The following table presents revenue of the Company disaggregated by revenue source and ASC 606 applicability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue
Transaction revenue
Exchange	$13,406	$25,152	$43,075	$68,922
OTC	1,700	1,065	12,734	1,805
Prediction markets revenue	796	—	1,764	—
Other transaction revenue	—	120	44	583
Total transaction revenue	15,902	26,337	57,617	71,310
Services revenue
Credit card revenue	15,548	8,532	46,426	17,162
Staking revenue	4,164	5,883	10,327	11,679
Advisory fee revenue	612	2,098	6,031	2,098
Custodial fee revenue	854	2,825	3,340	6,564
Other services revenue	100	592	500	592
Total services revenue	21,278	19,930	66,624	38,095
Total net revenue from contracts with customers	37,180	46,267	124,241	109,405
Other revenue
Other	15	118	148	309
Total other revenue	15	118	148	309

Revenue not from contracts with customers(1)
Interest income	2,023	3,508	7,244	8,284
Corporate interest	1,663	725	4,995	1,231
Total revenue not from contracts with customers	3,686	4,233	12,239	9,515
Total revenue	$40,881	$50,618	$136,628	$119,229
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

Revenue by geographic location

    The following table presents revenue of the Company disaggregated by geography based on domiciles of the customer or other counterparty (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$37,550	$43,072	$124,948	$100,587
International(1)	3,331	7,546	11,680	18,642
Total revenue(2)	$40,881	$50,618	$136,628	$119,229
__________________
(1) No country, outside the U.S., accounted for more than 10% of Total revenue.
(2) Total revenue includes $3.7 million and $12.2 million for the three and nine months ended September 30, 2026, respectively, and $4.2 million and $9.5 million for the three and nine months ended September 30, 2025, respectively, that is not recognized within the scope of ASC 606 as outlined above.

4. Restructuring Activities

On February 5, 2026, the Company announced its plan to wind down operations in the United Kingdom, European Union, other European jurisdictions, and Australia, including a reduction in force of approximately 200 employees and the related exit or early termination of certain office leases in London, Malta, and San Francisco. On February 17, 2026, the Company separately announced the departure of three executives. The wind-down, workforce reduction, lease-related actions, and executive departures are collectively referred to herein as the "Restructuring." In connection with the Restructuring, the Company recorded no restructuring charges in the three months ended September 30, 2026 and approximately $7.9 million of charges in the nine months ended September 30, 2026, consisting primarily of severance and personnel costs, operating lease right-of-use (“ROU”) asset impairment charges, and lease termination fees. These charges are included within Salaries and compensation and General and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. These actions were undertaken as part of a strategic initiative to streamline the Company’s operations.

A summary of the restructuring charges for the nine months ended September 30, 2026 by major activity type is as follows (in thousands):

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

In connection with the Restructuring, the Company recognized a net benefit of approximately $7.1 million related to stock-based compensation. This net benefit was primarily driven by $8.8 million of forfeitures of unvested awards associated with terminated employees, partially offset by incremental expense of $1.7 million recognized from the acceleration of vesting for certain awards. This net benefit is recorded within Salaries and compensation expense on the condensed consolidated statements of operations and comprehensive loss,

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

consistent with the Company's accounting policy for stock-based compensation, and is excluded from restructuring charges above.

The following table is a summary of the changes in the severance and other personnel obligations, included within Accrued expenses and Other current liabilities on the condensed consolidated balance sheets, related to the Restructuring (in thousands):

Balance as of January 1, 2026	$—
Severance and other personnel costs	6,484
Cash payments during the period	(6,484)
Balance as of September 30, 2026	$—

5. Accounts Receivable, Net

Accounts receivable, net of allowance consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Credit card receivables(1)	$26,805	$31,047
Retail receivables	6,367	9,682
Custodial fees receivable	1,666	2,014
Staking fees receivable	574	1,270
Other fees receivable	6,051	3,181
Allowance for transaction losses	(14,749)	(16,307)
Total accounts receivable, net of allowance	$26,714	$30,887
__________________
(1) Includes $0.6 million and $0.7 million of accrued interest receivable as of September 30, 2026 and December 31, 2025, respectively.
The Company holds both pledged and unpledged credit card receivables. Unpledged credit card receivables are included in Accounts receivable, net on the condensed consolidated balance sheets. Credit card receivables that have been pledged as collateral under the Company’s warehouse credit agreement are presented separately as Credit card receivables pledged, net on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the allowance for expected credit losses associated with pledged credit card receivables was $5.1 million and $0.1 million, respectively. See Note 16. Funding Debt for additional information regarding pledged credit card receivables.

Allowance for transaction losses consisted of the following for the three and nine months ended September 30, 2026 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Three Months Ended September 30, 2026	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$6,349	$—	$—	$18,076	$—	$24,425
Provision for credit losses	1,152	—	174	6,785	128	8,239
Write-offs(1)	(3,763)	(454)	(349)	(13,850)	(319)	(18,735)
Recoveries and reversals of write-offs	—	454	175	—	191	820
Ending balance	$3,738	$—	$—	$11,011	$—	$14,749

Nine Months Ended September 30, 2026	Retail receivables	Custody fees receivable	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$9,238	$—	$—	$7,069	$—	$16,307
Provision for credit losses(2)	5,482	—	1,254	27,575	1,250	35,561
Write-offs(1)	(21,754)	(467)	(2,839)	(23,633)	(1,693)	(50,386)
Recoveries and reversals of write-offs	10,772	467	1,585	—	443	13,267
Ending balance	$3,738	$—	$—	$11,011	$—	$14,749
__________________
(1) Credit card receivable write-offs include $0 and $0.1 million attributable to write-offs of accrued interest and fee receivables for the three and nine months ended September 30, 2026, respectively.

(2) Credit card receivable provision for credit losses include $4.1 million related to a discrete fraud reserve for the nine months ended September 30, 2026.

Allowance for transaction losses consisted of the following for the three and nine months ended September 30, 2025 (in thousands):

Three Months Ended September 30, 2025	Retail receivables	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$5,139	$—	$6,969	$196	$12,304
Provision for credit losses	3,263	189	2,843	1,398	7,693
Write-offs(1)	(1,376)	(189)	(1,141)	(1,594)	(4,300)
Ending balance	$7,026	$—	$8,671	$—	$15,697

Nine Months Ended September 30, 2025	Retail receivables	Staking fees receivable	Credit card receivables	Other fees receivable	Total
Beginning balance	$3,780	$—	$6,563	$(75)	$10,268
Provision for credit losses	6,151	354	7,073	1,798	15,376
Write-offs(1)	(2,905)	(354)	(4,965)	(1,723)	(9,947)
Ending balance	$7,026	$—	$8,671	$—	$15,697
__________________
(1) Credit card receivable write-offs include $0.1 million and $0.4 million attributable to write-offs of accrued interest and fee receivables for the three and nine months ended September 30, 2025, respectively.

For all accounts receivable, the Company evaluates collectability at each reporting date and writes off unsecured balances when they are outstanding for more than 180 days or when the balances are otherwise deemed to be uncollectible. The provision for transaction losses is recorded in Transaction losses on the condensed consolidated statements of operations and comprehensive loss.

In assessing credit quality of the credit card receivable portfolio, the Company considers delinquency status as a key indicator. As of September 30, 2026 and December 31, 2025, 94.0% and 96.9%, respectively, of the Company's receivables were current or less than 30 days past due.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the aging analysis of our credit card receivables for the periods presented and the delinquency aging includes all past due principal on credit card receivables (in thousands):

	September 30, 2026
	Current	<90 Days	≥90 Days(1)	Total past due receivables	Total receivables
Credit card receivables(2)	$15,738	$2,235	$6,286	$8,521	$24,259
Credit card receivables, pledged	166,287	6,527	2,531	9,058	175,345
Total credit card receivables	$182,025	$8,762	$8,817	$17,579	$199,604
__________________
(1) Credit card receivables 90 days or more past due continue to accrue interest, as credit card receivables are not placed on nonaccrual status prior to write-off.
(2) Excludes disputed receivables of $2.5 million.
	December 31, 2025
	Current	<90 Days	≥90 Days(1)	Total past due receivables	Total receivables
Credit card receivables(2)	$22,340	$4,264	$2,741	$7,005	$29,345
Credit card receivables, pledged	187,126	1,696	77	1,773	188,899
Total credit card receivables	$209,466	$5,960	$2,818	$8,778	$218,244
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

6.    Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash equivalents:
Money market funds	$1,719	$—	$—	$1,719
Crypto assets held:
Bitcoin	400,227	—	—	400,227
Ether	5,393	—	—	5,393
Other crypto assets	9,621	—	—	9,621
Accounts receivable, net:
Derivative assets(1)	—	197	—	197
Prepaid expenses and other current assets:
Equity securities	450	—	—	450
Crypto asset options	—	1,395	—	1,395
Crypto asset futures	—	24	—	24
Other non-current assets:
Warrants	—	—	444	444
Total assets	$417,410	$1,616	$444	$419,470
Liabilities
Related party loans:
Derivative liabilities(1)	$—	$166,793	$—	$166,793
Other current liabilities:
Crypto asset options	—	1,413	—	1,413
Crypto asset futures	—	48	—	48
Total liabilities	$—	$168,254	$—	$168,254
__________________
(1) Excludes the related host contracts which are not measured and recorded at fair value as of September 30, 2026 and are disclosed in the table below.

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

During the nine months ended September 30, 2026, the Company did not make any transfers in or out of Level 3 of the fair value hierarchy.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a roll-forward of Level 3 investments measured and recorded at fair value on a recurring basis (in thousands):

Level 3 Investments - Warrants

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$559	$—	$851	$—
Additions	—	4,345	—	4,345
Unrealized loss attributable to change in fair value	(115)	(2,686)	(407)	(2,686)
Ending balance	$444	$1,659	$444	$1,659

Level 3 Investments - Convertible Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance related party convertible notes	$—	$273,454	$—	$248,783
Additions	—	3,375	—	11,309
OCI - Change in fair value attributable to instrument-specific credit risk	—	—	—	(874)
Unrealized loss attributable to change in fair value	—	8,178	—	25,789
Conversion of convertible notes to common stock in connection with IPO	—	(285,007)	—	(285,007)
Ending balance related party convertible notes	$—	$—	$—	$—

Level 3 Investments - Term Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance related party term loans	$—	$514,868	$—	$237,209
Additions	—	44,703	—	230,439
OCI - Change in fair value attributable to instrument-specific credit risk	—	—	—	(2,397)
Unrealized loss attributable to change in fair value	—	24,989	—	119,309
Conversion of related party term loans to common stock in connection with IPO	—	(584,560)	—	(584,560)
Ending balance related party term loans	$—	$—	$—	$—

Prior to the IPO, the Company fair valued its convertible notes and convertible term loans utilizing a scenario-based approach that considered various conversion and repayment scenarios, along with a discounted cash flow analysis, which was used to determine the value of an investment today based on projections of future cash flows. The significant input utilized in the discounted cash flow analysis included the discount rate which ranged from 19.5% - 21.7% for the three and nine months ended September 30, 2025. Upon the IPO, convertible notes and related party term loans converted to equity and were no longer outstanding as of December 31, 2025.

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

Financial assets and liabilities not measured and recorded at fair value

The following tables summarize the estimated fair values of the Company's financial assets and financial liabilities that are measured at amortized cost, and are not required to be carried at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total(1)
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$194,120	$—	$—	$194,120
Restricted cash and cash equivalents	87,713	—	—	87,713
Customer custodial funds	464,307	—	—	464,307
Accounts receivable, net(2)	10,723	—	15,794	26,517
Total assets	$756,863	$—	$15,794	$772,657

Financial Liabilities:
Financial liabilities for which carrying values equal or approximate fair value
Custodial funds due to customers	$464,116	$—	$—	$464,116
Third party loans	—	75,469	—	75,469
Related party loans(2)	—	200,389	—	200,389
Funding debt	—	153,247	—	153,247
Total liabilities	$464,116	$429,105	$—	$893,221
__________________
(1) The total carrying value is equal to the total estimated fair value for all financial assets and liabilities.
(2) Excludes the embedded derivatives which are measured and recorded at fair value as of September 30, 2026 and are disclosed in the table above.

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

7. Derivatives

The following table summarizes the balance sheet impact of crypto asset options and futures not designated as hedges and measured at fair value as of September 30, 2026 (in thousands):

	September 30, 2026
	Gross Notional(1)	Assets	Liabilities
Crypto asset options	$8,892	$1,395	$(1,413)
Crypto asset futures	7,060	24	(48)
Total		$1,419	$(1,461)
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

Please refer to Note 6. Fair Value Measurements for fair value details on embedded derivatives. During the three and nine months ended September 30, 2026, the change in fair value of the embedded derivatives increased by $0.3 million and $0.5 million, respectively. During the three and nine months ended September 30, 2025, the change in fair value of the embedded derivatives increased by $0.3 million and $0.1 million, respectively.

Gain (loss) on changes in the fair value of options and futures recorded in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative assets
Crypto asset options	$7,325	$(53,152)	$12,366	$(69,998)
Crypto asset futures	—	—	5,403	—
Total	$7,325	$(53,152)	$17,769	$(69,998)

Derivative liabilities
Crypto asset options	$(6,000)	$53,711	$(10,186)	$70,886
Crypto asset futures	(2,810)	(200)	(5,283)	(1,449)
Total	$(8,810)	$53,511	$(15,469)	$69,437

The below table represents the breakdown of crypto asset collateral associated with derivative positions (in thousands):

	September 30, 2026	December 31, 2025
Crypto assets held as collateral meeting the recognition criteria	$—	$904
Crypto assets held as collateral not meeting the recognition criteria	$1,404	$—
Crypto assets pledged as collateral not meeting the derecognition criteria	$10,853	$2,791

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Crypto Assets Held

The following table presents a summary of the crypto assets held at fair value by the Company (in thousands except for units):

	September 30, 2026
	Units	Cost Basis	Fair Value
Bitcoin	4,788	$230,822	$400,227
Ether	2,304	7,352	5,393
Other crypto assets	nm(1)	11,317	9,621
Total		$249,491	$415,241
__________________
(1) not meaningful

	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	4,827	$235,186	$420,635
Ether	2,741	9,590	8,072
Other crypto assets	nm(1)	11,862	10,915
Total		$256,638	$439,622
__________________
(1) not meaningful

The following table presents a roll-forward of the Company's crypto assets held measured at fair value (in thousands):

	Bitcoin	Ether	Other	Total
Crypto assets held at December 31, 2024	$412,115	$17,562	$40,424	$470,101
Addition of crypto assets(1)(2)	696,251	430,434	39,693	1,166,378
Disposition of crypto assets(1)(2)	(640,120)	(441,969)	(39,097)	(1,121,186)
Realized gain on crypto assets(3)	77,347	33,704	5,123	116,174
Realized loss on crypto assets	(15,066)	(29,589)	(2,045)	(46,700)
Unrealized gain (loss) on crypto assets(4)	(109,892)	(2,070)	(33,183)	(145,145)
Crypto assets held at December 31, 2025	$420,635	$8,072	$10,915	$439,622
Addition of crypto assets	378,342	46,963	573,772	999,077
Disposition of crypto assets	(374,364)	(47,631)	(575,712)	(997,707)
Realized gain on crypto assets(3)	1,462	702	5,079	7,243
Realized loss on crypto assets	(107,432)	(2,198)	(3,700)	(113,330)
Unrealized gain (loss) on crypto assets(4)	81,584	(515)	(733)	80,336
Crypto assets held at September 30, 2026	$400,227	$5,393	$9,621	$415,241
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
(3) Excludes realized gain on Receivable, crypto assets pledged of $0 and $117.4 million as of September 30, 2026 and December 31, 2025, respectively.
(4) Excludes unrealized loss on Receivable, crypto assets pledged of $0 and $43.0 million as of September 30, 2026 and December 31, 2025, respectively.

Crypto assets held by the Company are measured at fair value on a recurring basis using quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. Restricted crypto assets are also included

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

within Crypto assets held on the condensed consolidated balance sheets. Restrictions on use do not affect the Company’s ability to recognize these crypto assets when control is retained.

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

Certain subsidiaries of the Company are required to maintain surety bonds in connection with money transmitter licenses. In connection with these requirements, the Company has designated 560 bitcoin, with a fair value of $46.8 million, as collateral to insurance providers, which is reassessed on an annual basis.

As of September 30, 2026 and December 31, 2025, the Company held 971 bitcoin and 2,721 bitcoin, respectively, with a fair value of $81.1 million and $237.1 million, respectively, that are restricted in use under the terms of certain related party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy regulatory capital requirements and the restrictions remain in effect while the related party crypto asset loan agreements are outstanding. The restrictions may lapse upon repayment or termination of the loans, or other contractual modifications. This bitcoin is included in the Company's related party crypto asset loan with a December 29, 2022, draw date as described in Note 14. Related Party Loans and Convertible Notes.

In addition, as of September 30, 2026 and December 31, 2025, the Company held 2,825 bitcoin and 1,275 bitcoin, respectively, with a fair value of $236.1 million and $111.1 million, respectively, that are restricted in use under the terms of certain related party crypto asset loan agreements. These crypto assets are designated and maintained to satisfy agreed upon collateral requirements with third parties. Because the Company retains control over these assets and the counterparty is not permitted to sell, pledge, rehypothecate, or otherwise use the assets, the restricted crypto assets continue to be recognized within Crypto assets held on the condensed consolidated balance sheets. This bitcoin is included in the Company's related party crypto asset loans with draw dates of June 30, 2026, and July 24, 2025, respectively, as described in Note 14. Related Party Loans and Convertible Notes.

On May 14, 2026, the Company received approximately 1,258 bitcoin as consideration for the issuance of Class A common stock in a private placement (the “Private Placement”). The bitcoin received was initially recognized at its fair value on the transaction date, which established its cost basis. A portion of the bitcoin was subsequently sold through September 30, 2026 to fund operating activities. As of September 30, 2026, the Company held 294 bitcoin with a fair value of $24.6 million. See Note 17. Stockholders' Equity and Note 21. Related Party Transactions, for additional information regarding the private placement.

In the third quarter of 2026, the Company began conducting market-making activities through a wholly-owned subsidiary to support liquidity on the Company’s spot exchange and prediction markets platforms. In connection with its spot market-making activities, the subsidiary purchases and sells crypto assets in the ordinary course of trading. Of the Company’s total additions and dispositions of crypto assets during the nine months ended September 30, 2026, approximately $590.4 million and $589.5 million, respectively, were attributable to these activities. Related realized gains and realized losses were $1.9 million and $2.3 million, respectively, for the same period.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses and other current assets
Cash collateral pledged	$—	$16,400
Prepaid expenses	11,027	14,164
Stablecoin	14,055	12,491
Prefunded clearing advance	5,011	4,500
Equity securities	450	357
Derivative assets	1,419	69
Loan receivables	7,210	—
Other(1)	9,905	4,159
Total prepaid expenses and other current assets	$49,077	$52,140

Other non-current assets
Lease right-of-use assets, net	$10,429	$18,559
Strategic investments	7,823	9,428
Warrant derivative(2)	444	851
Warrant receivable(3)	6,493	6,493
Other	5,821	5,377
Total other non-current assets	$31,010	$40,708
__________________
(1) Includes $6.6 million and $1.1 million of in-transit OTC trades as of September 30, 2026 and December 31, 2025, respectively.
(2) Warrant derivative represents the vested warrants received in connection with an advisory agreement. The vested warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and are subject to fair value adjustments. As of both September 30, 2026 and December 31, 2025, 40% of the warrants' vesting conditions had been met. Refer to Note 6. Fair Value Measurements.

(3) The warrant receivable represents a contract asset initially measured at fair value of $10.8 million. As of both September 30, 2026 and December 31, 2025, $4.3 million had vested, resulting in a remaining contract asset of $6.5 million.

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

	Nine Months Ended September 30,
	2026	2025
Carrying amount, beginning balance	$9,428	$10,638
Net reductions(1)	(405)	(1,131)
Upward adjustments	—	61
Impairments and downward adjustments	(1,200)	—
Carrying amount, ending balance	$7,823	$9,568
__________________
(1) Includes additions from purchases, reductions due to exits of securities and reclassifications due to changes to capital structure.

Cumulative upward adjustments for strategic investments held were $4.5 million as of both September 30, 2026 and December 31, 2025. Cumulative impairments and downward adjustments were $2.4 million and $1.2

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

million as of September 30, 2026 and December 31, 2025, respectively. Upward adjustments, impairments, and downward adjustments are included in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

10. Software, Property and Equipment, Net

Software, property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Software	$48,285	$48,665
Leasehold improvements	12,695	12,620
Furniture and fixtures	4,183	3,695
Computers and other equipment	2,849	3,008
Total	68,012	67,988
Accumulated amortization and depreciation	(55,989)	(52,905)
Software, property and equipment, net	$12,023	$15,083

Depreciation expense attributable to software, property, and equipment was $0.4 million for the three months ended September 30, 2026 and 2025, and $1.3 million for the nine months ended September 30, 2026 and 2025. Depreciation expense attributable to software, property, and equipment is reflected in General and administrative on the condensed consolidated statements of operations and comprehensive loss. Amortization expense attributable to software, property, and equipment was $1.4 million and $4.2 million for the three and nine months ended September 30, 2026, respectively. Amortization expense attributable to software, property, and equipment was $1.7 million and $5.1 million for the three and nine months ended September 30, 2025, respectively. Amortization expense attributable to software, property, and equipment is reflected in Technology on the condensed consolidated statements of operations and comprehensive loss. Total additions to software were $2.0 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Substantially all software, property and equipment was located and utilized within the United States as of September 30, 2026 and December 31, 2025.

During the three and nine months ended September 30, 2026, the Company recorded an impairment loss of $0 and $0.2 million, respectively, on leasehold improvements related to the closure of its San Francisco office lease. During the three and nine months ended September 30, 2026, the Company recorded an impairment loss of $0 and $0.1 million, respectively, on furniture and fixtures related to the closure of its United Kingdom offices as part of the Company's exit from international markets.

11. Intangible Assets, Net
Intangible assets consisted of the following as of September 30, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizing intangible assets
Patents	$178,005	$(57,357)	$120,648
Developed technology	50,781	(48,333)	2,448
Customer relationships	1,250	(1,187)	63
Assembled workforce	667	(642)	25
	$230,703	$(107,519)	$123,184

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

Amortization expense of intangible assets was $5.5 million and $16.6 million for the three and nine months ended September 30, 2026. Amortization expense of intangible assets was $5.6 million and $16.8 million for the three and nine months ended September 30, 2025. Amortization expense attributable to patents and developed technology is reflected in Technology on the condensed consolidated statements of operations and comprehensive loss. Amortization expense attributable to customer relationships and assembled workforce is reflected in General and administrative on the condensed consolidated statements of operations and comprehensive loss.

The expected future amortization expense for intangible assets as of September 30, 2026 is as follows (in thousands):

Remaining 2026	$5,503
2027	11,867
2028	11,867
2029	11,867
2030	11,867
Thereafter	70,213
Total expected future amortization expense	$123,184

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses:
Accrued expenses	$23,823	$38,255
Accrued salaries and benefits	3,510	3,454
Accrued loss contingencies	521	970
Total accrued expenses	27,854	42,679

Other current liabilities:
Payable to Issuing Bank(1)	8,831	12,787
Current lease liabilities	6,590	6,807
Commissions to NFT artists payable	4,002	6,451
Other current liabilities	4,344	1,253
Unearned advisory fee revenue	—	6,031
Crypto asset collateral payable	—	904
Derivative liabilities	1,461	82
Total other current liabilities	25,228	34,315
Total accrued expenses and other current liabilities	$53,082	$76,994
__________________
(1) Represents amounts owed to the Issuing Bank for credit card receivables purchased under the credit card program agreement. See Note 22. Commitments and Contingencies.

13. Leases

    The Company has operating leases for office facilities with remaining terms of less than one year to four years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term as the Company is not reasonably certain to exercise the renewals. These leases primarily relate to office space in the United States, Singapore, and the United Kingdom, and generally require fixed monthly payments, some of which include rent-free periods and contractual rent escalations.

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

The Company recognizes lease expense in General and administrative on the condensed consolidated statements of operations and comprehensive loss. The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$1,246	$1,281	$4,062	$3,581
Short-term lease expense	96	128	598	264
Total lease expense	$1,342	$1,409	$4,660	$3,845

Other information related to the Company's operating leases was as follows:

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	2.8	4.1
Weighted-average discount rate	6.2%	6.2%

Maturities of operating lease liabilities as of September 30, 2026 were as follows:

Remaining 2026	$1,787
2027	7,319
2028	6,156
2029	3,177
2030	784
Thereafter	—
Total undiscounted lease payments	19,223
Less: imputed interest	(1,535)
Total lease liabilities	$17,688

During the nine months ended September 30, 2026, in connection with its restructuring activities, the Company ceased use of substantially all of its leased office spaces in London, United Kingdom and San Francisco, California and recorded impairment charges to reduce the carrying values of the related operating lease right-of-use (“ROU”) assets to their estimated fair values.

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

During the three and nine months ended September 30, 2026, impairment charges of approximately $0 and $1.0 million, respectively, are included within General and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. See Note 4. Restructuring Activities for additional information.

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
On September 29, 2026, the Company executed a commencement date certificate under its lease agreement dated December 26, 2025, amended on April 27, 2026 (the "Lease"), with 4141 Scottsdale Owner, LLC for office space in Scottsdale, Arizona. The certificate sets the lease commencement date of December 1, 2026 and an expiration of June 30, 2034, an initial term of approximately ninety-one months. Monthly base rent begins at $75,895 and ranges to $90,239 over the term, with the first seven months of base rent abated. Total fixed base rent payments over the initial term are approximately $7.0 million after abatement.

The Company expects to account for the Lease as an operating lease under ASC 842. On the commencement date, it expects to recognize a right-of-use asset and a corresponding lease liability, measured at the present value of the remaining lease payments. The Company expects the Lease to be reflected in its financial statements beginning in the fourth quarter of 2026.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Crypto asset loans as of September 30, 2026 (in thousands):

Loan(7)	Draw Date	Principal Outstanding as of 12.31.25	Amount Borrowed	Amount Repaid	Realized Gain (Loss)	Principal Outstanding as of 9.30.26	Unrealized Gain (Loss)	Interest Rate	Interest Expense(5)	Interest Payable(6)
5,000 BTC(1)	12/29/2022	$237,077	$—	$119,208	$(90,260)	$81,109	$127,020	4.0%	$3,095	$703
500 BTC	5/11/2023	43,571	—	—	—	41,783	1,788	4.0%	1,093	362
340 BTC(2)	10/31/2023	10,748	—	4,929	(2,724)	5,049	3,494	5.0%	309	55
1,275 BTC(3)	7/24/2025	111,105	—	74,654	76,306	—	(39,855)	4.3%	1,980	—
822 BTC(4)	3/18/2026	—	58,571	48,129	10,442	—	—	4.0%	668	—
2,825 BTC	6/30/2026	—	165,409	—	—	236,075	(70,666)	4.0%	2,046	2,046
Total		402,501	223,980	246,920	(6,236)	364,016	21,781		9,191	3,166
__________________
(1) 1,750 bitcoin ("BTC") were repaid during the nine months ended September 30, 2026.
(2) 63 bitcoin were repaid during the nine months ended September 30, 2026.
(3) 1,275 bitcoin were repaid during the nine months ended September 30, 2026.
(4) 822 bitcoin were repaid during the nine months ended September 30, 2026.
(5) Prior year interest accrued of $1.4 million was paid during the nine months ended September 30, 2026.
(6) Outstanding interest balances payable to WCF are included in Related party loans on the condensed consolidated balance sheets as of September 30, 2026.
(7) 4,356 bitcoin and 0 ether were outstanding as of September 30, 2026.

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

Repurchase agreement as of September 30, 2026:

On June 30, 2026, the Company repurchased the bitcoin transferred under the agreement and repaid all outstanding amounts, including accrued interest, under the repurchase agreement. In connection with the repayment and termination of the agreement, all collateral pledged under the agreement was released to the Company. Concurrently, the Company entered into a new secured bitcoin-collateralized financing arrangement with Galaxy Digital LLC ("Galaxy"). Accordingly, no amounts remained outstanding under the NYDIG repurchase agreement as of September 30, 2026.

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
(2) As of December 31, 2025, the Company had pledged 1,275 bitcoin, which is included in Crypto assets held on the condensed consolidated balance sheets, and posted $16.4 million of cash and cash equivalents to satisfy margin requirements, which is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. Total collateral associated with the repurchase agreement as of December 31, 2025 was approximately $127.5 million, representing collateralization of approximately 170% of the purchase price.
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

Galaxy Digital LLC Financing Facility

On June 30, 2026, the Company entered into a $75.0 million secured bitcoin-collateralized financing agreement with Galaxy. At inception, pursuant to the agreement, the Company pledged 1,975 bitcoin with a nominal value of $115.6 million as collateral to Galaxy in exchange for cash proceeds of $75.0 million. The agreement bears interest at an annual rate of 7.5% and has an evergreen term with no stated maturity date, subject to either party's right to call the loan due, or the Company's separate right to prepay the loan, in each case upon 90 calendar days' notice, following which the Company would repay the outstanding balance and Galaxy would redeliver the pledged collateral. The agreement also requires the Company to maintain additional collateral coverage within specified thresholds and permits the Company to satisfy margin requirements through the transfer of additional bitcoin or cash and cash equivalents, such that the value of the collateral in relation to the financing agreement is maintained between 145% and 165% of the $75.0 million cash proceeds. As of September 30, 2026, the Company had pledged 1,595 bitcoin as collateral, and maintained approximately 1,230 bitcoin designated to satisfy potential future margin requirements under the agreement. In addition to the standard margin call threshold, the agreement provides for an urgent margin call if the value of the pledged collateral falls below 120% of the cash proceeds.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Financing facility as of September 30, 2026 (in thousands):

Loan	Loan Date	Maturity Date	Principal Outstanding	Interest Rate	Interest Expense	Interest Payable(1)	Collateral Type(2)	Collateral Rate(2)
Galaxy	6/30/2026	Evergreen	$75,000	7.5%	$1,454	$469	BTC	178%
__________________
(1) Outstanding interest balances payable to a third party are included in Third party loans on the condensed consolidated balance sheets as of September 30, 2026.
(2) As of September 30, 2026, the Company had pledged 1,595 bitcoin to satisfy margin requirements, which is included in Crypto assets held on the condensed consolidated balance sheets. Total collateral associated with the financing agreement as of September 30, 2026 was approximately $133.3 million, representing collateralization of approximately 178% of the cash proceeds. If the value of the collateral falls below the 145% buyer’s margin call requirement, the Company must transfer additional bitcoin or cash and cash equivalents to Galaxy to restore the required collateral level. If the value of the collateral (including bitcoin and cash posted as margin) increases above the 165% seller’s margin call requirement, the Company may require Galaxy to return excess collateral, which may be satisfied through the transfer of bitcoin or the return of cash and cash equivalents previously deposited by the Company to satisfy margin requirements.

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

On December 26, 2025, the Company entered into a second amendment to the credit agreement with Ripple, which temporarily increased the lending commitment to $250.0 million through July 1, 2026. In connection with the temporary increase, the interest rate increased from an initial rate of 6.5% to 7.0%. The amendment required the Company to pledge RLUSD collateral equal to at least 20% of the outstanding loan amount by January 31, 2026, subject to specified custody and control arrangements, and included a covenant requiring the Company to maintain minimum RLUSD activity levels, with cash penalties and potential events of default for noncompliance. The amendment provided that if the outstanding balance had not been reduced to $150.0 million or less by July 2, 2026, the interest rate would increase to 10.0% and the enhanced collateral and covenant requirements would remain in effect until such reduction occurred. As of July 2, 2026, the outstanding balance under the credit agreement was below $150.0 million. Accordingly, the step-up to a 10.0% interest rate and the continued application of the enhanced collateral and covenant requirements were not triggered.

On July 1, 2026, the second amendment to the credit agreement with Ripple terminated in accordance with its terms. As a result, the maximum aggregate commitment amount reverted from $250.0 million to $150.0 million, and the interest rate decreased from 7.0% to 6.5%.

During the nine months ended September 30, 2026, the Company drew $1.2 billion and repaid $1.3 billion under the warehouse credit agreement. Accordingly, as of September 30, 2026, the Company had no unused, available borrowing capacity from the credit agreement. Borrowings under the warehouse credit agreement are secured by substantially all credit card receivables purchased under the credit card program agreement. As of September 30, 2026, the Company pledged $175.3 million of credit card receivables as collateral associated with this credit agreement. Credit card receivables pledged are included in Credit card receivables pledged, net on the condensed consolidated balance sheets. The secured funding debt entered into by the Company is summarized below.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Funding Debt as of September 30, 2026 (in thousands):

Loan(1)	Loan Date	Maturity Date	Principal Outstanding(2)	Interest Rate(3)	Interest Expense	Interest Payable(4)
Ripple	7/11/2025	11/15/2027	$152,819	6.5%	$7,475	$428
__________________
(1) As of September 30, 2026, the Company has pledged credit card receivables included in Credit card receivables pledged on the condensed consolidated balance sheets. Total collateral associated with these loans as of September 30, 2026 was approximately $175.3 million.
(2) Principal outstanding as of September 30, 2026 was approximately $152.8 million. The average daily principal outstanding balance for the three months ended September 30, 2026 was less than $150.0 million.
(3) On July 1, 2026, the interest rate was decreased from 7.0% to 6.5%.
(4) Outstanding interest balances payable for the secured debt are included in Funding debt on the condensed consolidated balance sheets as of September 30, 2026.

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
(3) Outstanding interest balances payable for the secured debt are included in Funding debt on the condensed consolidated balance sheets as of December 31, 2025.

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

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock for issuance, at a par value of $0.001 per share. No shares of preferred stock were issued and outstanding as of September 30, 2026.

Common Stock

The Company authorized a total of 1.0 billion shares of Class A common stock with a par value of $0.001 per share and 100.0 million shares of Class B common stock with a par value of $0.001 per share. As of September 30, 2026, the Company had 55,904,636 shares of Class A common stock and 75,126,784 shares of Class B common stock issued and outstanding.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

18. Stock-Based Compensation

Equity Plan

The Company's Equity Plan became effective on September 12, 2025. Under the Equity Plan, the Company is authorized to grant shares of common stock in the form of stock options, RSUs, and RSAs to employees, directors, and consultants. As of September 30, 2026, there were 24,614,316 shares of Class A common stock subject to issued and outstanding RSUs and stock options under the Equity Plan. As of September 30, 2026, the Company had 6,361,507 shares available for future issuance under the Equity Plan.

Employee Stock Purchase Plan (“ESPP”)

The Company's ESPP became effective on September 12, 2025. An aggregate of 8,557,801 shares of the Company’s Class A common stock has been authorized for issuance under the ESPP. During the nine months ended September 30, 2026, no shares were purchased under the ESPP. As of September 30, 2026, all 8,557,801 shares remained available for future issuance under the ESPP. The Company did not recognize any stock-based compensation expense or liability related to the ESPP for the nine months ended September 30, 2026.

RSUs

The following table summarizes RSU activity for the nine months ended September 30, 2026 (in thousands):

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	8,669	$18.97
Granted	12,150	4.62
Vested	(5,904)	9.50
Forfeited	(4,566)	19.19
Unvested at September 30, 2026	10,349	$7.43

As of September 30, 2026, total unrecognized compensation expense related to RSUs amounted to $70.5 million. The unrecognized expense for the RSUs is expected to be recognized over a weighted-average period of 2.0 years, subject to continued vesting.

The aggregate fair value for the RSUs which vested during the nine months ended September 30, 2026 was $56.1 million.

RSAs

The following table summarizes RSA activity for the nine months ended September 30, 2026 (in thousands):

	Number of RSAs	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2025	3,180	$2.06
Granted	—	—
Vested	(1,463)	2.09
Forfeited	(1,108)	1.95
Unvested at September 30, 2026	609	$2.20

As of September 30, 2026, total unrecognized compensation expense related to RSAs amounted to $1.3 million. The unrecognized expense for the RSAs is expected to be recognized over a weighted-average period of 1.2 years, subject to continued vesting.

The aggregate fair value for the RSAs which vested during the nine months ended September 30, 2026 was $3.1 million.

Time-Based Stock Options

The following table summarizes time-based stock options activity for the nine months ended September 30, 2026 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	482	$28.00	9.7	$—
Granted	—	—
Exercised	—	—
Forfeited	(482)	28.00

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Expired	—	—
Outstanding at September 30, 2026	—	$—	—	$—
Exercisable at September 30, 2026	—	—	—	$—

As of September 30, 2026, no time-based stock options remained outstanding and there is no remaining unrecognized expense.

Market-Based Stock Options

The following table summarizes market-based stock options activity for the nine months ended September 30, 2026 (in thousands):

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,365	$28.00	9.7	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2026	6,365	$28.00	8.9	$—
Exercisable at September 30, 2026	—		—	$—

As of September 30, 2026, total unrecognized compensation expense related to market-based stock options amounted to $89.9 million. The unrecognized expense for the stock options is expected to be recognized over a weighted-average period of 3.0 years, subject to continued vesting.

The Company takes into consideration many factors in determining the fair value of the market-based stock options and estimates the fair value of such awards on the grant date. The Company used a Monte Carlo Simulation Model (a binomial lattice-based valuation model) to estimate the fair value of the market-based stock options with the following assumptions as of September 30, 2026:

September 30,
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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Risk-free rate - The risk-free interest rate is based on the U.S. Treasury yield curve that corresponds with the expected term at the time of grant.

Dividend yield - The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

Original Phantom Units

Prior to the IPO in September 2025, the Company had Original Phantom Units that were classified as a liability in Accrued expenses on the condensed consolidated balance sheets due to the cash settlement requirements. As the service conditions were considered probable, the Company recognized a liability of $0 and $1.2 million as of September 30, 2026 and December 31, 2025, respectively.

The Company recognized stock-based compensation expense of $32.7 million and $77.2 million for the three and nine months ended September 30, 2026, respectively. The Company recognized stock-based compensation expense of $45.6 million and $48.8 million for the three and nine months ended September 30, 2025, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized an income tax benefit (provision) of $0 related to stock-based compensation expense. Stock-based compensation expense is classified within Salaries and compensation in the condensed consolidated statements of operations and comprehensive loss.

19. Income Taxes

The Company calculates the tax provision for interim periods using an estimated annual effective tax rate (“AETR”) adjusted for the effect of discrete items arising during the period. The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 0.0%. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 0.7% and 1.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was lower than the three and nine months ended September 30, 2025 primarily due to the related increases to the continuing valuation allowance on deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was lower than the U.S. statutory rate of 21% primarily due to the continuing valuation allowance on deferred tax assets.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated balance sheets as of September 30, 2026, or December 31, 2025. The Company will continue to evaluate the implications of this legislation on future periods.

20. Net Loss Per Share

Prior to the Company's IPO in September 2025, the Company had three classes of common units (collectively referred to as the “Common Units”), including profits interest units, which were considered participating securities for purposes of calculating net loss per unit. Upon the consummation of the Company's IPO,

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

all of the Company's pre-IPO Common Units were reclassified to Class A common stock and Class B common stock.

The Company's basic and diluted net loss per share calculation for Class A common stock and Class B common stock for the three and nine months ended September 30, 2026 and 2025, respectively, is presented below (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(24,342)	$(34,292)	$(47,101)	$(112,413)

Denominator:
Weighted average common stock outstanding, basic and diluted	53,329	75,127	7,066	16,865

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.46)	$(0.46)	$(6.67)	$(6.67)

	Nine Months Ended September 30,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Numerator:
Net loss attributable to common stockholders	$(105,990)	$(169,346)	$(101,233)	$(340,757)

Denominator:
Weighted average common stock outstanding, basic and diluted	47,020	75,127	2,594	8,733

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.25)	$(2.25)	$(39.02)	$(39.02)

When calculating diluted net loss per share, the Company determined no adjustments to basic net loss per share were required.

The following potentially dilutive units were not included in the computation of diluted shares outstanding as the effect would have been antidilutive (in thousands):

	Nine Months Ended September 30,
	2026	2025
Unvested RSAs	609	4,200
Unvested RSUs	10,349	3,887
Outstanding stock options	6,365	6,848
Total	17,323	14,935

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

21. Related Party Transactions

Related party securities purchase agreement

On May 14, 2026, the Company entered into a securities purchase agreement with WCF, a related party through common ownership, pursuant to which the Company agreed to issue and sell, in a private placement, 7,142,857 shares of the Company’s Class A common stock, at a price of $14.00 per share for aggregate proceeds to the Company of $100.0 million, with consideration paid in approximately 1,258 bitcoin. As of September 30, 2026, the Company held approximately 294 bitcoin received in connection with the Private Placement, with an aggregate fair value of approximately $24.6 million. These bitcoin are included in Crypto assets held on the condensed consolidated balance sheets.

Security services
In January 2026, the Company entered into a services agreement with Winklevoss Capital Management, LLC (“WCM”), a related party through common ownership, pursuant to which WCM provides executive protection, secure transportation and risk advisory services for our Chief Executive Officer, President, their family members, and, as appropriate, other individuals designated by the Company from time to time. The agreement has an initial one-year term and renews automatically unless earlier terminated. Under the agreement, the Company pays WCM a fixed monthly rate of $400,000, plus reimbursement of certain other expenses. WCM has agreed to waive any fees, costs, or expenses that exceed $1,000,000 in the aggregate for the first year of this agreement. The Company incurred expenses of $0.4 million and $0.8 million under this agreement during the three and nine months ended September 30, 2026, respectively. These expenses were classified as General and administrative on the condensed consolidated statements of operations and comprehensive loss. Amount outstanding of $0.4 million was included in Accrued expenses as of September 30, 2026 on the condensed consolidated balance sheets.
Services agreement

In 2017, the Company entered into an amended services agreement with Winklevoss Capital Management, LLC, a related party through common ownership, for WCM to provide management and consulting services to the Company (the “Services Agreement”). In exchange for these services, the Company incurs a fee based on an allocation of WCM employee compensation proportional to WCM employee time spent providing services to the Company. The Company incurred $0.6 million and $0.8 million under this agreement during the three and nine months ended September 30, 2025, respectively. These expenses were classified as General and administrative on the condensed consolidated statements of operations and comprehensive loss. The agreement with WCM for management and consulting services was terminated in August 2025, and no further expenses have been incurred or payments made pursuant to this agreement thereafter. There were no amounts outstanding related to WCM for management and consulting services included in Accrued expenses as of September 30, 2026 and December 31, 2025 on the condensed consolidated balance sheets.

Computer services and storage facilities
In 2017, the Company entered into an agreement with Elysian Networks, LLC (“Elysian”), a related party through common ownership, pursuant to which Elysian provided equipment leasing, cloud-based servers, data storage and computer processing services to the Company. The Company incurred $0.5 million and $0.7 million under this agreement during the three and nine months ended September 30, 2025, respectively. These expenses were classified as Technology on the condensed consolidated statements of operations and comprehensive loss. The agreement with Elysian was terminated in August 2025, and no further expenses have been incurred or payments made pursuant to the agreement thereafter. There were no amounts outstanding related to Elysian included in Accrued expenses as of September 30, 2026 and December 31, 2025 on the condensed consolidated balance sheets.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Related party revenue

WCF, a related party through common ownership, accounted for $0.4 million and $1.2 million of the Company’s revenue during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.9 million of the Company's revenue during the three and nine months ended September 30, 2025, respectively. WCF accounted for $0.2 million and $0.1 million of the Company’s Accounts receivable, net, as of September 30, 2026 and December 31, 2025, respectively.

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

Credit card receivables purchased under this arrangement are recorded on the Company’s condensed consolidated balance sheets upon transfer. As of September 30, 2026 and December 31, 2025, the Company had purchased credit card receivables of $202.2 million and $219.8 million, respectively, from the Issuing Bank. Amounts payable to the Issuing Bank for receivables purchased but not yet settled in cash were $8.8 million and $12.8 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Other current liabilities on the condensed consolidated balance sheets.

Certain credit card receivables are pledged as collateral under the Company's Ripple Credit Agreement (see Note 16. Funding Debt). As of September 30, 2026 and December 31, 2025, the carrying value of pledged credit card receivables was $175.3 million and $188.8 million, respectively.

The agreement creates an ongoing commitment for the Company to purchase future receivables as they are originated. The amount of future purchases will fluctuate based on customer activity, credit card usage, and credit performance. The Company believes it maintains sufficient liquidity to fund these purchases as they become due.

Legal and regulatory matters

The Company is subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings arising in the ordinary course of business. In accordance with applicable accounting guidance, the Company accrues for loss contingencies when management determines that it is both probable that losses have been incurred and that the losses can be reasonably estimable. The Company accrued $0.5 million and $1.0 million in estimated loss contingencies as of September 30, 2026 and December 31, 2025, respectively, which are included in Accrued expenses on the condensed consolidated balance sheets.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Commodity Futures Trading Commission Litigation

Our wholly-owned subsidiary, Gemini Trust Company, LLC ("GTC"), was the subject of a lawsuit that the CFTC filed in the U.S. District Court for the Southern District of New York ("SDNY") on June 2, 2022. GTC and the CFTC settled the matter by means of a consent order that was filed on January 6, 2025. In material part, the consent order stated that GTC violated Section 6(c)(2) of the Commodity Exchange Act by making certain statements to CFTC staff that GTC reasonably should have known were false or misleading, and GTC also failed to disclose certain facts needed to make its statements not false or misleading. Without admitting or denying liability, GTC agreed via a consent order to pay a $5.0 million civil monetary penalty, and to be permanently enjoined from making false or misleading statements or omitting to state material facts to the CFTC. On May 27, 2026, GTC and the CFTC filed a joint motion under Federal Rule 60(b) to vacate the consent order. On October 15, 2026, the SDNY denied the motion to vacate the consent order.

Securities Class Action Litigation

On March 18, 2026, a putative securities class action complaint was filed in the SDNY against the Company, certain of its current and former officers, and its directors. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering, as well as certain subsequent public disclosures. The plaintiff seeks, among other relief, compensatory damages, pre- and post-judgment interest, attorneys’ fees and costs. The Company intends to vigorously defend against the claims. On June 17, 2026, the court appointed co-lead plaintiffs and on August 21, 2026, the plaintiffs filed an operative complaint. The Company moved to dismiss the complaint on October 20, 2026. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

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

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

action litigation discussed above. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

June 2026 Shareholder Derivative Action

On June 30, 2026, a second shareholder derivative complaint was filed in the Eighth Judicial District Court, Clark County, Nevada, purportedly on behalf of the Company, against certain of the Company’s current and former officers and directors, with the Company named as a nominal defendant. The complaint alleges breach of fiduciary duty and unjust enrichment arising out of the Company’s initial public offering, certain related-party transactions, alleged materially false or misleading statements and omissions in the Company’s registration statement and prospectus issued in connection with its initial public offering and certain subsequent public disclosures, and the Company’s subsequent business developments. The plaintiff seeks, among other relief, damages, disgorgement, corporate governance reforms, pre- and post-judgment interest, and attorneys’ fees and costs. On August 17, 2026, the court entered a stipulation and order staying the action in its entirety, including all deadlines, hearings, and conferences, pending resolution of the securities class action litigation discussed above. Based on the preliminary stage of the proceeding, the Company is unable to predict the outcome of this matter.

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

23. Subsequent Events

Shelf Registration Statement

On October 1, 2026, the Company filed a registration statement on Form S-3 (the "Registration Statement") with the U.S. Securities and Exchange Commission ("SEC"), which was declared effective by the SEC on October 14, 2026. The Registration Statement permits the Company to offer, from time to time pursuant to Rule 415 under the Securities Act of 1933, as amended, up to $100,000,000 in aggregate initial offering price of Class A common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts, and purchase units, in one or more offerings on terms to be determined at the time of sale. Net proceeds, if any, from future sales of securities by the Company for its own account are expected to be used for general corporate purposes, including working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions, investments, or other strategic transactions. No securities have been offered or sold thereunder as of the date of this Quarterly Report on Form 10-Q. For additional information, refer to our Registration Statement filed with the SEC on October 1, 2026.

On October 14, 2026, the Company filed a prospectus supplement (the "Prospectus Supplement") pursuant to the Registration Statement relating to the potential resale of 7,142,857 shares of the Company's Class A common stock (the "Registered Shares"). These shares were issued to WCF in a private placement transaction in May 2026. The Prospectus Supplement may be used by WCF from time to time to resell all or any portion of the Registered Shares, but the registration for resale of the Registered Shares does not necessarily mean that WCF will offer to sell all or any portion of such shares, and it is under no obligation to do so. We will not receive proceeds from the sale (if any) of the Registered Shares. For additional information, refer to our Prospectus Supplement filed with the SEC on October 14, 2026.

Gemini Space Station, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

London Lease Reassignment
On October 21, 2026, the Company assigned its leasehold interest in its London office premises to RX London LLP (“RX”). Under the terms of the assignment, RX will begin making rental payments directly to the landlord in January 2027, at which time the Company will cease making such payments. Upon completion of the assignment, the Company paid RX $0.2 million.

Galaxy Financing Facility

On November 10, 2026, the Company entered into an open lending transaction with Galaxy to borrow $35.0 million (the "November Galaxy Loan"). The borrowing is collateralized by bitcoin. At inception, the Company pledged 740 bitcoin with a nominal value of $54.5 million as collateral to Galaxy in exchange for cash proceeds of $35.0 million. The agreement bears interest at an annual rate of 7.5% and has an evergreen term with no stated maturity date.

In connection with this transaction, the Company borrowed 670 bitcoin from WCF at an annual interest rate of 4.0%, with the option to defer interest payments for up to one year. The bitcoin borrowed is to be used as collateral and/or margin reserve for potential future collateral requirements under the November Galaxy Loan. The Company also allocated bitcoin previously borrowed from WCF under the 2,825 BTC arrangement described in Note 14. Related Party Loans and Convertible Notes, to support initial collateral and potential future margin requirements.

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

Gemini was founded in 2014 to be the most trusted, secure, and easy way to buy, sell, and store crypto assets. As of September 30, 2026, we served approximately 577,000 MTUs with over $13.4 billion of assets on our platform.

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

We strive to deliver a seamless user experience to both retail and institutional users:

•Retail: We often serve as a primary gateway for individual retail users into the cryptoeconomy and markets. We provide a user-friendly, secure platform and mobile app for users to buy, sell, store, stake, and transfer a variety of crypto assets; trade prediction market contracts; and, beginning in July 2026, buy and sell U.S. stocks. Our products aim to suit the needs of beginners and sophisticated users alike.

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

For the three and nine months ended September 30, 2026, we generated total revenue of $40.9 million and $136.6 million, respectively, net income (loss) of $(58.6) million and $(275.3) million, respectively, and Adjusted EBITDA of $(11.6) million and $(145.5) million, respectively. For the three and nine months ended September 30, 2025, we generated total revenue of $50.6 million and $119.2 million, respectively, net income (loss) of $(159.5)

million and $(442.0) million, respectively, and Adjusted EBITDA of $(52.4) million and $(165.8) million, respectively.

Our Business Model

We monetize the products and services offerings on our platform primarily through fee-based revenue. Fee revenues are predominantly transaction-related fees on trade volume for our exchange, OTC, and prediction markets platforms. In addition, we also earn revenue from custody services, withdrawal fees, credit card fees and advisory fees. A substantial portion of our total revenue is generated from transaction fees earned on volume-based trades across retail and institutional users on our exchange. For the three and nine months ended September 30, 2026, exchange revenue represented 32.8% and 31.5% of our total revenue, respectively. Retail investors accounted for approximately 74% and 83% of exchange revenue for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, exchange revenue represented 49.7% and 57.8% of our total revenue, respectively. Retail investors accounted for approximately 90% and 93% of exchange revenue for the three and nine months ended September 30, 2025, respectively. Interest income is derived from USD-denominated assets we hold on our balance sheet that back our GUSD stablecoin.

Beginning in the third quarter of 2026, we began supporting liquidity on our spot exchange and prediction markets platforms through market-making activities conducted by our wholly-owned subsidiary. These activities involve trading for its own account and exposure to trading gains and losses, including from changes in the fair value of positions held.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the key business metrics listed below to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Monthly Transacting Users (in thousands)	577	587	577	587
Lifetime Transacting Users (in thousands)	1,728	1,605	1,728	1,605
Card Sign-Ups (in thousands)	3.4	63.7	21.5	86.8
Trading Volume (in billions)	$4.5	$16.4	$14.6	$41.2
Assets on Platform (in billions)	$13.4	$21.3	$13.4	$21.3
Net Income (Loss) (in thousands)	$(58,634)	$(159,514)	$(275,336)	$(441,990)
Adjusted EBITDA (in thousands)(1)	$(11,590)	$(52,381)	$(145,549)	$(165,836)
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

We view MTUs as an indicator of platform engagement and overall business health, and MTUs also serve as a top-of-funnel metric in our internal financial forecasting processes. MTUs directly correlate with other key performance indicators, such as Trading Volume, and revenue, particularly because transaction-based fees represent the majority of our revenue. For example, for the three and nine months ended September 30, 2026, approximately 38.9% and 42.2% of our revenue was derived from transaction fees. As MTUs increase, we generally experience increased transaction activity, which leads to increased fee-based revenue. In turn, this generally supports a higher gross margin and contributes to increases in net income. We also use MTUs to help evaluate the performance of our growth initiatives, including our efforts to acquire new retail and institutional users and broaden the number and type of crypto assets supported on our platform.

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

Trading Volume

We define Trading Volume as the total U.S. dollar equivalent value of spot matched trades transacted between a buyer and seller through our platform during the period of measurement, including trades in which our affiliated market maker is a counterparty. Trading Volume represents the product of the quantity of assets transacted and the trade price at the time the transaction was executed. As trading activity directly impacts transaction revenue, we believe this measure is a reflection of liquidity of our order book and the underlying growth of the cryptoeconomy. The relationship between Trading Volume and transaction revenue varies based on customer mix, applicable fee rates and participation by our affiliated market maker.

Generally, Trading Volume on our platform is primarily influenced by the price of crypto assets, crypto asset volatility, and macroeconomic conditions. In periods of high crypto asset prices and crypto asset volatility, we have experienced correspondingly high levels of Trading Volume on our platform. We expect that our Trading Volume in future periods will depend on the relative availability and adoption of bitcoin, ether, XRP, Zcash, and other crypto assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Trading Volume (in billions):
Retail	$0.6	$1.8	$2.6	$5.1
Institutional	3.9	14.6	12.0	36.1
Total	$4.5	$16.4	$14.6	$41.2
Trading Volume by Crypto Asset (in billions):
Bitcoin	$1.6	$5.6	$6.9	$19.3
Ether	0.6	6.8	2.4	12.8
XRP	0.4	1.6	0.9	2.9

Zcash	1.0	0.0	1.2	0.0
Other crypto assets	0.9	2.4	3.2	6.2
Total	$4.5	$16.4	$14.6	$41.2
Exchange Revenue by Crypto Asset (in millions):
Bitcoin	$7	$10	$23	$31
Ether	2	6	7	12
XRP	1	3	3	8
Zcash	1	0	1	0
Other crypto assets	2	6	9	18
Total	$13	$25	$43	$69
During the three and nine months ended September 30, 2026 and 2025, no asset other than bitcoin and ether individually represented more than 10% of our Trading Volume, except for Zcash, which represented more than 10% of our Trading Volume during the three months ended September 30, 2026. During the three and nine months ended September 30, 2026, no asset other than bitcoin and ether individually represented more than 10% of our exchange revenue. During the three and nine months ended September 30, 2025, no asset other than bitcoin, ether, and XRP individually represented more than 10% of our exchange revenue.

During the third quarter of 2026, we expanded the activities of our wholly-owned subsidiary market maker to provide liquidity in certain spot markets, particularly Zcash. Approximately $1.2 billion, or 26% of total Spot Trading Volume, involved matched transactions with our market maker subsidiary.

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

Historically, we have derived a material portion of our Assets on Platform from the storage of bitcoin and ether. As of September 30, 2026, bitcoin, ether, Zcash, and other crypto assets represented 56.7%, 17.2%, 14.9%, and 7.5% of Assets on Platform, respectively, and customer custodial fiat assets represented 3.7% of Assets on Platform. As of September 30, 2025, bitcoin, ether, and other crypto assets represented 67.6%, 21.1%, and 8.5% of Assets on Platform, respectively, and customer custodial fiat assets represented 2.8% of Assets on Platform.

	September 30,
	2026	2025
Assets on Platform (in billions):
Bitcoin	$7.6	$14.4

Ether	2.3	4.5
Zcash	2.0	0.0
Other crypto assets	1.0	1.8
Customer custodial fiat assets	0.5	0.6
Total	$13.4	$21.3

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

The following table represents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss)	$(58,634)	$(159,514)	$(275,336)	$(441,990)
Adjusted to exclude the following:
Provision for (benefit from) income taxes	1	(1,186)	44	(6,122)
Interest expense	7,031	22,816	21,705	59,552
Depreciation and amortization	7,346	7,672	22,126	23,189

Stock-based compensation expense	32,670	45,751	77,152	48,959
Restructuring charges(1)	—	—	7,866	—
Non-recurring legal contingencies, settlements, and related costs	—	—	424	6,428
Change in fair value on related party convertible notes	—	8,178	—	25,789
Change in fair value on related party loans	—	24,989	—	119,309
Unrealized foreign exchange loss (gain)	(4)	(1,087)	470	(950)
Adjusted EBITDA	$(11,590)	$(52,381)	$(145,549)	$(165,836)
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

User Acquisition and Retention

Our future growth is dependent on our ability to continue to attract and retain users. We seek to retain and grow our user base through offering competitive transaction fees, seamless user experience, robust security, diverse asset and product offerings, and selective marketing campaigns. We also focus on increasing users and engagement across our platform by cross-selling additional products and services we provide, such as stock trading, prediction markets, staking or the Gemini Credit Card. While we expect to continue investing in sales and marketing initiatives to support user acquisition and engagement, the level and mix of such investments may vary over time based on market conditions and strategic and financial priorities. As a result, our sales and marketing expenses may increase in absolute dollars in certain periods. In any period, our revenues may fluctuate based on many factors, including our level of marketing investments and our ability to attract and retain users.

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

Competitive Landscape

Our operating results depend on our ability to manage competitive pressures in a rapidly evolving crypto and prediction markets industry. We expect competition across our products and services to further intensify in the future as existing and new competitors introduce new products and services or enhance their value propositions for customers. As the industry matures, fee pressures may emerge over time. We intend to continue innovating to drive new products and services while delivering a premier user experience and maintaining our position as a trusted brand in the crypto space to offset the effects of these competitive pressures. If we are unable to capture value through our strategies, or if these competitive pressures emerge more rapidly than we anticipate, our operating results may be adversely affected.

Regulatory Environment

Our business is subject to oversight by numerous regulatory agencies in the United States and other jurisdictions, and our operating results and continued growth depend in part on our ability to continue to operate in compliance with applicable laws and regulation, as the regulatory environment develops over time. We maintain dedicated finance, legal, compliance, and security functions and continue to allocate resources in order to remain at the forefront of crypto policy initiatives and regulatory trends. We may experience fluctuations in our operating results as a result of regulatory changes or actions that could limit our ability to support new blockchains and crypto assets, onboard users, and offer our products and services, including event contracts and stocks, across jurisdictions.

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

Results of Operations

The following table presents the components of our Condensed Consolidated Statements of Operations data in dollars and as a percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Net revenue(1)	$39,203	96%	$49,775	98%	$131,485	96%	$117,689	99%
Other revenue	1,678	4%	843	2%	5,143	4%	1,540	1%
Total revenue	40,881	100%	50,618	100%	136,628	100%	119,229	100%
Operating expenses:
Salaries and compensation	56,376	138%	82,523	163%	170,027	124%	153,624	129%
Technology(2)	19,551	48%	20,317	40%	60,399	44%	54,790	46%
General and administrative(3)	19,804	48%	19,335	38%	62,069	45%	52,582	44%
Transaction losses	10,615	26%	7,693	15%	41,852	31%	15,376	13%
Sales and marketing	8,271	20%	32,926	65%	36,160	26%	58,084	49%
Transaction processing	5,287	13%	8,617	17%	16,273	12%	19,028	16%
Total operating expenses	119,904	293%	171,411	339%	386,780	283%	353,484	296%
Operating loss	(79,023)	(193)%	(120,793)	(239)%	(250,152)	(183)%	(234,255)	(196)%
Other income (expense):
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	135,946	333%	106,809	211%	(25,751)	(19)%	144,664	121%
Realized and unrealized gain (loss) on related party crypto loans	(110,208)	(270)%	(83,096)	(164)%	15,545	11%	(145,144)	(122)%
Change in fair value on related party convertible notes	—	—%	(8,178)	(16)%	—	—%	(25,789)	(22)%
Change in fair value on related party loans	—	—%	(24,989)	(49)%	—	—%	(119,309)	(100)%
Interest expense on related party loans	(3,166)	(8)%	(17,847)	(35)%	(9,191)	(7)%	(48,090)	(40)%
Interest expense on third party loans	(1,438)	(4)%	(4,655)	(9)%	(5,039)	(4)%	(11,148)	(9)%
Interest expense on funding debt	(2,427)	(6)%	(314)	(1)%	(7,475)	(5)%	(314)	—%
Other income (expense), net	1,683	4%	(7,637)	(15)%	6,771	5%	(8,727)	(7)%
Total other income (expense), net	20,390	50%	(39,907)	(79)%	(25,140)	(18)%	(213,857)	(179)%
Net loss before income taxes	(58,633)	(143)%	(160,700)	(317)%	(275,292)	(201)%	(448,112)	(376)%
Income tax benefit (provision)	(1)	—%	1,186	2%	(44)	—%	6,122	5%
Net loss	$(58,634)	(143)%	$(159,514)	(315)%	$(275,336)	(202)%	$(441,990)	(371)%
__________________
(1) Net revenue includes related party amounts of $0.4 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(2) Technology expenses include related party amounts of $0 for the three and nine months ended September 30, 2026, and $0.5 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, as outlined in Note 21. Related Party Transactions.

(3) General and administrative expenses include related party amounts of $0.4 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $0.8 million for the three and nine months ended September 30, 2025, as outlined in Note 21. Related Party Transactions.

Comparison of Components of Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Revenue
Transaction Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Transaction revenue
Exchange	$13,406	$25,152	$(11,746)	(47)%	$43,075	$68,922	$(25,847)	(38)%
OTC	1,700	1,065	635	60%	12,734	1,805	10,929	605%
Prediction markets revenue	796	—	796	nm	1,764	—	1,764	nm
Other transaction revenue	—	120	(120)	(100)%	44	583	(539)	(92)%
Total transaction revenue	$15,902	$26,337	$(10,435)	(40)%	$57,617	$71,310	$(13,693)	(19)%

Exchange revenue decreased by $11.7 million, or 47%, and $25.8 million, or 38%, for the three and nine months ended September 30, 2026, respectively, primarily due to decreases in retail revenue of $12.7 million, or 56%, and $28.3 million, or 44%, partially offset by increases in institutional revenue of $0.9 million and $2.5 million, for the three and nine months ended September 30, 2026, respectively.

Retail revenue declined primarily as a result of lower retail trading volumes reflecting softer crypto market conditions. Retail trading volume decreased 66.7% and 49.0%, reducing revenue by approximately $15.0 million and $31.4 million for the three and nine months ended September 30, 2026, respectively. Retail revenue was also negatively impacted by lower withdrawal fee revenue of approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively. These decreases were partially offset by fee optimization initiatives and improved take rates, which increased revenue by approximately $2.6 million and $3.8 million for the three and nine month periods, respectively.

Institutional revenue increased primarily due to improved take rates and lower market maker incentive credits, which more than offset the impact of lower institutional trading volumes.

OTC revenue increased by $0.6 million, or 60%, and $10.9 million, or 605% for the three and nine months ended September 30, 2026, respectively, primarily driven by higher institutional client activity, including several large-value, client-driven transactions executed during the period. Growth was further supported by continued expansion in the Company's electronic OTC (eOTC) platform, including expansion of its API client base and increased engagement from existing institutional counterparties. OTC revenue may fluctuate significantly between periods based on client demand and the size and frequency of transactions. As such, these revenue levels may not be indicative of future periods.

Prediction markets revenue increased due to the launch of Gemini Predictions in December 2025, which introduced a new source of revenue with no comparable revenue in the prior-year periods. Prediction markets contributed approximately $0.8 million and $1.8 million of revenue for the three and nine months ended September 30, 2026, respectively.

Other transaction revenue remained immaterial for the periods presented. The category primarily reflects residual activity from our legacy NFT business following the January 2026 decision to discontinue NFT operations amid continued market weakness. Period-over-period fluctuations reflect the ongoing wind-down of these activities and are not considered meaningful.

Services Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Services revenue
Credit card revenue	$15,548	$8,532	$7,016	82%	$46,426	$17,162	$29,264	171%
Staking revenue	4,164	5,883	(1,719)	(29)%	10,327	11,679	(1,352)	(12)%
Advisory fee revenue	612	2,098	(1,486)	(71)%	6,031	2,098	3,933	187%
Custodial fee revenue	854	2,825	(1,971)	(70)%	3,340	6,564	(3,224)	(49)%
Other services revenue	100	592	(492)	(83)%	500	592	(92)	(16)%
Total services revenue	$21,278	$19,930	$1,348	7%	$66,624	$38,095	$28,529	75%

Credit card revenue increased by $7.0 million, or 82%, and $29.3 million, or 171%, for the three and nine months ended September 30, 2026, respectively, primarily driven by the expansion of the Gemini Credit Card program, including user base growth and increased cardholder activity, which contributed to higher transaction volumes and revenue. The year-over-year increase also reflects the lower revenue base during the comparable 2025 periods as the program continued to scale.

Staking revenue decreased by $1.7 million, or 29%, and $1.4 million, or 12%, for the three and nine months ended September 30, 2026, respectively. The decrease for the three and nine-month period was driven by lower average dollar-denominated staked asset balances reflecting declines in underlying crypto asset prices and lower realized staking yields.

Advisory fee revenue decreased for the three months ended September 30, 2026, and increased for the nine months ended September 30, 2026, compared with the corresponding prior-year periods, primarily due to the timing of revenue recognition under an advisory services agreement with a strategic customer. Under this agreement, we provided advisory services in exchange for warrants, with revenue recognized over the service period based on the grant-date fair value of the warrants. The service period commenced on July 21, 2025, and ended on July 21, 2026. Accordingly, the third quarter of 2026 included only the final portion of the service period, while the nine months ended September 30, 2026, included a longer portion of the service period than the corresponding prior-year period. The arrangement contributed approximately $0.6 million and $6.0 million of revenue for the three and nine months ended September 30, 2026, respectively, compared with $2.1 million for each of the corresponding prior-year periods.

Custodial fee revenue decreased $2.0 million, or 70%, and $3.2 million, or 49%, for the three and nine months ended September 30, 2026, respectively, due to declining crypto asset prices during the period and net customer asset outflows, which reduced the value of assets under custody, and consequently, custodial fee revenue.

Other services revenue for the three and nine months ended September 30, 2026 decreased $0.5 million and $0.1 million. Other services include onchain integration and token listing services introduced in the fourth quarter of 2025. Revenue from these services is project-based and may fluctuate between periods depending on the timing, size and number of engagements.

Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Other revenue
Other	$15	$118	$(103)	(87)%	$148	$309	$(161)	(52)%
Total other revenue	$15	$118	$(103)	(87)%	$148	$309	$(161)	(52)%

There was no material change in Other revenue for the three and nine months ended September 30, 2026.

Revenue Not from Contracts with Customers

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Revenue not from contracts with customers (1)
Interest income	$2,023	$3,508	$(1,485)	(42)%	$7,244	$8,284	$(1,040)	(13)%
Corporate interest	1,663	725	938	129%	4,995	1,231	3,764	306%
Total revenue not from contracts with customers	$3,686	$4,233	$(547)	(13)%	$12,239	$9,515	$2,724	29%
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

Interest income decreased by $1.5 million, or 42%, and $1.0 million, or 13%, for the three and nine months ended September 30, 2026, respectively, primarily driven by lower interest earned on customer custodial funds as a result of lower average customer balances during the periods. The decrease was partially offset by margin lending fees from our spot margin trading service, which had no comparable activity in the prior-year periods.

Corporate interest increased by $0.9 million, or 129%, and $3.8 million, or 306%, for the three and nine months ended September 30, 2026, respectively, primarily driven by higher interest earned on operating accounts as a result of higher average cash balances throughout the year.

Operating Expenses

Salaries and compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Salaries and compensation
Employee compensation, benefits and personnel-related costs, excluding stock-based compensation and restructuring	$23,706	$36,772	$(13,066)	(36)%	$86,391	$104,665	$(18,274)	(17)%
Severance restructuring charges	—	—	—	—%	6,484	—	6,484	nm
Stock-based compensation	32,670	45,751	(13,081)	(29)%	77,152	48,959	28,193	58%
Total salaries and compensation	$56,376	$82,523	$(26,147)	(32)%	$170,027	$153,624	$16,403	11%

Salaries and compensation expenses decreased by $26.1 million, or 32%, and increased by $16.4 million, or 11%, for the three and nine months ended September 30, 2026, respectively, primarily driven by a $13.1 million decrease and $28.2 million increase in stock-based compensation, respectively, related to equity awards issued in connection with the IPO. Stock-based compensation for the nine months ended September 30, 2026 was partially reduced by approximately $7.1 million of forfeitures associated with the February 2026 reduction in force, net of accelerated expense recognized for certain executives.

Severance costs increased by $6.5 million for the nine months ended September 30, 2026, primarily in connection with the February 2026 reduction in force affecting approximately 200 employees, including certain officers and directors.

Employee compensation, excluding stock-based compensation and severance, decreased by $13.1 million, or 36%, and $18.3 million, or 17% for the three and nine months ended September 30, 2026, respectively. The decrease is primarily due to a $13.4 million and $22.8 million decrease in employee compensation and payroll taxes reflecting the impact of the reduction in force announced in February 2026. This was partially offset by $0.4 million and $4.7 million of higher bonuses associated with increased institutional sales activity.

Technology expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Technology
Cloud computing and infrastructure services	$12,198	$12,506	$(308)	(2)%	$38,672	$31,443	$7,229	23%
Amortization and impairment	6,832	7,336	(504)	(7)%	20,572	21,911	(1,339)	(6)%
Equipment and other	521	475	46	10%	1,155	1,436	(281)	(20)%
Total technology	$19,551	$20,317	$(766)	(4)%	$60,399	$54,790	$5,609	10%

Technology expenses decreased by $0.8 million, or 4%, and increased by $5.6 million, or 10%, for the three and nine months ended September 30, 2026, respectively. The decrease for the three months ended September 30, 2026 was primarily due to a $0.5 million decrease in amortization expense and impairment and a $0.3 million decrease in cloud computing and infrastructure services. The increase for the nine months ended September 30, 2026 was primarily due to higher cloud computing and infrastructure costs of $7.2 million, supporting the Company's expanding product offerings, including the growth of the credit card platform and other strategic initiatives, partially offset by a $1.6 million decrease in equipment-related costs and amortization expense and impairment, reflecting, in part, the full amortization of certain capitalized technology assets in prior periods.

General and administrative expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
General and administrative
Professional services	$5,357	$8,223	$(2,866)	(35)%	$19,052	$22,603	$(3,551)	(16)%
Legal expenses	9,312	4,610	4,702	102%	25,059	11,038	14,021	127%
Real estate related expenses	2,008	1,638	370	23%	6,251	4,428	1,823	41%
Credit card issuance	336	1,278	(942)	(74)%	2,794	3,009	(215)	(7)%
Depreciation, amortization and impairment	514	524	(10)	(2)%	2,564	2,144	420	20%
Other corporate overhead	2,277	3,062	(785)	(26)%	6,349	9,360	(3,011)	(32)%
Total general and administrative	$19,804	$19,335	$469	2%	$62,069	$52,582	$9,487	18%

General and administrative expenses increased by $0.5 million, or 2%, and $9.5 million, or 18%, for the three and nine months ended September 30, 2026, respectively, primarily due to higher legal expenses of $4.7 million and $14.0 million associated with a higher level of legal and regulatory activity, including support for strategic initiatives and other corporate matters. These increases were partially offset by lower professional services expense of $2.9 million and $3.6 million, respectively, reflecting lower audit, accounting, and consulting expenses following the completion of the IPO and related readiness activities.

Other changes included higher real estate related expenses of $0.4 million and $1.8 million, respectively, from new lease arrangements, partially offset by lower credit card issuance costs of $0.9 million and $0.2 million, respectively, from the production and distribution of physical cards.

General and administrative expenses also benefited from lower discretionary corporate spending, including reduced travel and entertainment expenses reflecting lower headcount, ongoing cost optimization initiatives, and elevated IPO roadshow-related travel incurred in the prior-year period.

Transaction losses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Transaction losses
Provision for expected credit losses (credit cards)(1)	$9,162	$2,843	$6,319	222%	$29,784	$7,073	$22,711	321%
Credit card fraud reserve		—	—	—%	4,083	—	4,083	nm
ACH and other transaction losses	1,453	4,850	(3,397)	(70)%	7,985	8,303	(318)	(4)%
Total transaction losses	$10,615	$7,693	$2,922	38%	$41,852	$15,376	$26,476	172%
__________________
(1) Amounts represent provision for expected credit losses on credit card receivables and credit card receivables pledged.

Transaction losses increased by $2.9 million, or 38%, and $26.5 million, or 172%, for the three and nine months ended September 30, 2026, respectively.

The increase for the three-month period was primarily driven by a $6.3 million increase in the provision for expected credit losses on credit card receivables, reflecting portfolio aging and slower new originations, which shifted the portfolio mix toward more seasoned receivables with higher modeled loss rates. This increase was partially offset by a $3.4 million decrease in ACH and other transaction losses, reflecting higher chargebacks, operational losses and isolated loss events in the prior-year period.

The increase for the nine-month period was primarily driven by a $22.7 million increase in the provision for expected credit losses on credit card receivables, reflecting portfolio growth and maturation, changes in delinquency mix and reserves established primarily during the first and second quarters of 2026 for a fraud-related cohort identified in the first quarter. Transaction losses also included a separately presented $4.1 million credit card fraud reserve recognized in the first quarter, based on management’s estimate of fraud-related losses not yet fully captured by the delinquency-based credit loss model because the affected balances were largely current at that time. These increases were partially offset by a $0.3 million decrease in ACH and other transaction losses.

Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Sales and marketing
Marketing acquisition and brand spend	$670	$20,024	$(19,354)	(97)%	$8,381	$34,286	$(25,905)	(76)%
Credit card rewards	7,330	6,075	1,255	21%	23,921	11,175	12,746	114%
Marketing promotional and referral incentives	236	6,665	(6,429)	(96)%	3,743	12,307	(8,564)	(70)%
Other sales and marketing	35	162	(127)	(78)%	115	316	(201)	(64)%
Total sales and marketing	$8,271	$32,926	$(24,655)	(75)%	$36,160	$58,084	$(21,924)	(38)%

Sales and marketing expenses decreased by $24.7 million, or 75%, and $21.9 million, or 38%, for the three and nine months ended September 30, 2026, respectively. Marketing acquisition, brand, promotional, and referral spending decreased by $25.9 million and $34.7 million, respectively, reflecting a more selective approach to marketing investment that prioritizes initiatives based on expected returns and strategic objectives, alongside ongoing cost optimization efforts. These decreases were partially offset by increases in credit card rewards of $1.3 million and $12.7 million, respectively, reflecting growth in the credit card user base and higher cardholder spending activity.

Transaction processing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Transaction processing
Staking rewards	$2,333	$4,728	$(2,395)	(51)%	$6,593	$9,616	$(3,023)	(31)%
Banking and compliance fees	1,673	3,647	(1,974)	(54)%	6,282	8,720	(2,438)	(28)%
Processing fees	1,244	133	1,111	835%	3,249	325	2,924	900%
Minting and mining	37	109	(72)	(66)%	149	367	(218)	(59)%
Total transaction processing	$5,287	$8,617	$(3,330)	(39)%	$16,273	$19,028	$(2,755)	(14)%

Transaction processing expenses decreased by $3.3 million, or 39%, and $2.8 million, or 14%, for the three and nine months ended September 30, 2026, respectively. The decrease was primarily driven by lower staking rewards of $2.4 million and $3.0 million, respectively, reflecting changes in staking activity, underlying asset prices and the allocation of staking rewards between the Company and customers. Banking and compliance service fees also decreased by $2.0 million and $2.4 million, respectively, as well as lower minting and mining-related fees, reflecting lower average blockchain network gas prices. These decreases were partially offset by higher processing fees of $1.1 million and $2.9 million, respectively, associated with newly introduced and expanded products, including clearing fees and market maker fees related to Gemini Predictions.

Other Income (Expense)

Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Realized and unrealized gain (loss) on crypto assets and receivable, crypto assets pledged	$135,946	$106,809	$29,137	27%	$(25,751)	$144,664	$(170,415)	(118)%

Realized and unrealized gains on crypto assets and receivable, crypto assets pledged increased for the three months ended September 30, 2026, primarily due to higher unrealized gains from increases in the market prices of bitcoin and ether. For the nine months ended September 30, 2026, we recognized a net loss of $25.8 million, compared with a net gain of $144.7 million in the corresponding prior-year period. The change reflected a $114.2 million decrease in realized gains, net, including the effects of bitcoin dispositions in connection with related-party loan repayments, and a $56.2 million decrease in unrealized gains, net. The unrealized change primarily reflected declines in bitcoin and ether prices during the current-year period, compared with price appreciation in the prior-year period.

Realized and unrealized gain (loss) on related party crypto loans

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Realized and unrealized gain (loss) on related party crypto loans	$(110,208)	$(83,096)	$(27,112)	33%	$15,545	$(145,144)	$160,689	(111)%

Realized and unrealized losses on related-party crypto loans increased by $27.1 million for the three months ended September 30, 2026, compared with the corresponding prior-year period. The increase was primarily driven by higher unrealized losses from the remeasurement of outstanding bitcoin-denominated loans, reflecting greater appreciation in bitcoin prices during the quarter, partially offset by lower realized losses on loan repayments.

For the nine months ended September 30, 2026, we recognized a net gain of $15.5 million, compared with a net loss of $145.1 million in the corresponding prior-year period. The improvement primarily reflected unrealized gains from declines in bitcoin prices during the current-year period, compared with unrealized losses from price appreciation in the prior-year period, together with lower realized losses on loan repayments.

Change in fair value on related party convertible notes and related party loans

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Change in fair value on related party convertible notes	$—	$(8,178)	$8,178	(100)%	$—	$(25,789)	$25,789	nm
Change in fair value on related party loans	$—	$(24,989)	$24,989	(100)%	$—	$(119,309)	$119,309	nm

Change in fair value on related party convertible notes and related party loans for the three and nine months ended September 30, 2025, respectively, represents the periodic remeasurement of these instruments at fair value. In September 2025, in connection with our IPO, these instruments were converted into equity, resulting in no further impact from fair value remeasurement in the current-year periods.

Interest expense on related party loans

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Interest expense on related party loans	$(3,166)	$(17,847)	$14,681	(82)%	$(9,191)	$(48,090)	$38,899	(81)%

Interest expense on related party loans decreased by $14.7 million, or 82%, and $38.9 million, or 81%, for the three and nine months ended September 30, 2026, respectively, primarily due to lower average outstanding principal balances following the repayment and reduction of related-party crypto asset borrowings compared with the prior-year periods.

Interest expense on third party loans

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Interest expense on third party loans	$(1,438)	$(4,655)	$3,217	(69)%	$(5,039)	$(11,148)	$6,109	(55)%

Interest expense on third party loans decreased by $3.2 million, or 69%, and $6.1 million, or 55%, for the three and nine months ended September 30, 2026, respectively. The decreases primarily reflected the repayment of legacy Galaxy financing agreements in the fourth quarter of 2025 and the refinancing of the $75.0 million NYDIG MRA under the Galaxy MLA in June 2026, which reduced the annual interest rate from 8.5% to 7.5%.

Interest expense on funding debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Interest expense on funding debt	$(2,427)	$(314)	$(2,113)	nm	$(7,475)	$(314)	$(7,161)	nm

Interest expense on funding debt for the three and nine months ended September 30, 2026 represents interest on the Ripple Credit Agreement (as defined below), a funding arrangement entered into in July 2025 to finance our credit card receivables. There was no comparable interest expense in the prior year.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands, except for %)	2026	2025	$	%	2026	2025	$	%
Other income (expense), net
Market-driven valuation changes	$(1,747)	$(8,272)	$6,525	(79)%	$70	$(11,400)	$11,470	(101)%
Other	3,430	635	2,795	440%	6,701	2,673	4,028	151%
Total other income (expense), net	$1,683	$(7,637)	$9,320	(122)%	$6,771	$(8,727)	$15,498	(178)%

Market-driven valuation changes, including unrealized foreign currency translation gains and losses, gains and losses on derivatives, and changes in the fair value of strategic investments and warrants, resulted in a $1.7 million loss and $0.1 million gain in the three and nine months ended September 30, 2026, compared to a $8.3 million and $11.4 million loss in the same periods prior year. Other increased primarily due to the extinguishment of certain phantom unit liabilities during the nine-month period. The remaining change reflects normal period-to-period variability in other operating-related items.

Income Tax Benefit (Provision)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Income tax benefit (provision)	$(1)	$1,186	$(1,187)	(100)%	$(44)	$6,122	$(6,166)	(101)%

Income tax provision was $1 thousand and $44 thousand for the three and nine months ended September 30, 2026, compared to an income tax benefit of $1.2 million and $6.1 million for the three and nine months ended September 30, 2025. The change was primarily attributed to an adjustment to the valuation allowance on our deferred tax balances.

Liquidity and Capital Resources

Since our inception, we have historically financed our operations primarily with cash flow from operating activities, proceeds from the private sale of equity securities, related party indebtedness from WCF denominated in bitcoin, ether, or U.S. dollars, and loan agreements with unrelated third parties. We utilize crypto assets, specifically bitcoin, as a treasury asset and given our belief that bitcoin is a better store of value and hedge against inflation than fiat, we have generally sought to incur borrowing costs in U.S. dollars rather than sell bitcoin.

As of September 30, 2026 and December 31, 2025, we had (i) cash and cash equivalents of $194.1 million and $252.2 million, respectively, which consisted primarily of cash and highly liquid investments with an original maturity of three months or less when purchased; (ii) restricted cash and cash equivalents of $89.4 million and $115.3 million, respectively, which consisted primarily of cash deposited into money market funds and restricted cash deposits held at financial institutions as part of our capital reserve requirements and as collateral associated with our banking partnerships and surety bonds; and (iii) customer custodial funds of $464.3 million and $527.4 million, respectively, which consisted of restricted cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of users. We restrict the use of the assets underlying the customer custodial funds to meet regulatory requirements and classify the assets as current based on their purpose and availability to fulfill our direct obligation under custodial funds due to users.

Additionally, Crypto assets held on our condensed consolidated balance sheets represent corporate assets that are used as part of the ordinary course of business. We use crypto assets primarily to support our core operations, facilitate the efficiency of the exchange, and as a reserve to satisfy regulatory requirements for certain subsidiaries. Uses to support core operations include receiving crypto assets as a form of payment for Transaction revenue and Services revenue. Crypto assets received as a form of payment are converted to cash or used to fulfill operating expenses, including crypto rewards. Certain crypto assets are designated to satisfy regulatory capital or reserve requirements imposed by certain jurisdictions and regulators. These assets are subject to operational and regulatory restrictions that limit their use in day-to-day business operations. Applicable regulatory frameworks require us to maintain a minimum level of assets to meet ongoing licensing and regulatory obligations and prohibit the lending, pledging, rehypothecation and encumbrance of such assets, but do not prohibit the sale thereof. As of September 30, 2026 and December 31, 2025, we held approximately $81.1 million and $237.1 million, respectively, in crypto assets for regulatory requirements.

On May 14, 2026, we completed a $100.0 million private placement of Class A common stock with WCF, with consideration paid in bitcoin (the "Private Placement"). Because the proceeds were received in bitcoin rather than cash, their value is subject to changes in the market price of bitcoin. During the period, we liquidated a portion of the bitcoin received to fund operating activities and strategic initiatives. As of September 30, 2026, we held approximately 294 bitcoin received in connection with the Private Placement, with an aggregate fair value of approximately $24.6 million. For additional information regarding the Private Placement, refer to our Current Report on Form 8-K, filed with the SEC on May 14, 2026.

On October 1, 2026, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on October 14, 2026, pursuant to which we may offer and sell up to $100.0 million in aggregate initial offering price of Class A common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts, and purchase units, in one or more offerings on terms to be determined at the time of sale. Net proceeds, if any, from future sales of securities by the Company for its own account are expected to be used for general corporate purposes, including working capital, capital expenditures, repayment or refinancing of indebtedness, acquisitions, investments, or other strategic transactions. See Note 23. Subsequent Events for additional information.

We believe our existing cash and cash equivalents, remaining bitcoin received in the Private Placement and available borrowing capacity under existing financing arrangements, together with the lower operating expense base resulting from our strategic initiatives, including the Restructuring, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We continue to actively manage our capital structure and evaluate additional financing opportunities that may enhance liquidity, support strategic initiatives, and provide additional financial flexibility. Our future capital requirements will depend on many factors, including, but not limited to, continued market acceptance of crypto assets and blockchain technology, our ability to attract and retain users on our platform, the continuing market acceptance of our products and services, and overall economic conditions. See Part II, Item 1A. “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for covenants that would restrict our operations. In the event that additional financing is required from outside sources, there is a possibility we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Indebtedness and Other Funding Arrangements

Lending Agreements

We have historically entered into lending agreements with WCF to borrow ether and bitcoin at loan fees between 4% and 5% per annum. As of September 30, 2026, loans in respect of 0 ether and 4,356 bitcoin remained outstanding under these agreements. The purpose of these lending agreements includes meeting capital reserve requirements of regulators as well as satisfying collateral obligations under agreements with unrelated third parties. These lending agreements with WCF do not contain affirmative or negative covenants and are prepayable at our option, with no fixed maturity date. However, WCF may require repayment at any time upon written notice. On November 10, 2026, in connection with the November Galaxy Loan made under our existing Galaxy MLA (each as defined below), we entered into a lending agreement with WCF for 670 bitcoin at an annual interest rate of 4.0%, with such bitcoin to be used as collateral and/or margin reserve for potential future collateral requirements under the November Galaxy Loan. For more information on our lending agreements with WCF, see Note 14. Related Party Loans and Convertible Notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

In December 2025, we entered into an amendment to the Ripple Credit Agreement that temporarily increased the aggregate commitment to $250.0 million through July 1, 2026, increased the interest rate to 7.0%, and imposed additional collateral and operating covenants, including requirements related to holdings and activity levels of RLUSD (the “Ripple Amendment”). The Ripple Amendment provided that if the outstanding balance had not been reduced to $150.0 million or less by July 2, 2026, the interest rate would increase to 10.0% and the enhanced collateral and covenant requirements would remain in effect until such reduction occurred. On July 1, 2026, the Ripple Amendment was terminated in accordance with its terms. As a result, the maximum aggregate commitment amount reverted from $250.0 million to $150.0 million, and the interest rate decreased from 7.0% to 6.5%. As of July 2, 2026, the outstanding balance under the credit agreement was below $150.0 million. Accordingly, the step-up to a 10.0% interest rate and the continued application of the enhanced collateral and covenant requirements were not triggered.

As of September 30, 2026, there was a U.S. dollar denominated principal amount of approximately $152.8 million outstanding under the Ripple Credit Agreement and approximately $175.3 million of credit card receivables were pledged as collateral.

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

On June 30, 2026, we repaid all outstanding amounts under the NYDIG MRA, and the agreement was terminated. In connection with the repayment, NYDIG released 2,097 bitcoin pledged as collateral under the NYDIG MRA to us, which we subsequently returned to WCF, from which the bitcoin had originally been borrowed. As of September 30, 2026, there is nil amount outstanding under the NYDIG MRA, as the agreement has been terminated and is no longer in force or effect.

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

On June 30, 2026, we entered into an open lending transaction with Galaxy under the Galaxy MLA to borrow $75.0 million at an annual borrow fee of 7.5% per annum. The borrowing is collateralized by bitcoin borrowed from WCF as described in Note 14. Related Party Loans and Convertible Notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The proceeds from the borrowing were used to refinance our obligations under the NYDIG MRA, which was repaid and terminated on June 30, 2026. As of September 30, 2026, $75.0 million was outstanding under the Galaxy MLA and $0.5 million of accrued borrow fees were included in Third party loans on the condensed consolidated balance sheets.

On November 10, 2026, we entered into an open lending transaction with Galaxy under the Galaxy MLA to borrow $35.0 million at an annual borrow fee of 7.5% per annum (the "November Galaxy Loan"). The borrowing is collateralized by bitcoin borrowed from WCF as described in Note 14. Related Party Loans and Convertible Notes and Note 23. Subsequent Events to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For more information, see “Lending Agreements” above.

Cash Flows

The following table presents information regarding our consolidated cash flows for the periods presented:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(166,873)	$(80,199)
Net cash provided by investing activities	85,090	3,744
Net cash provided by (used in) financing activities	(65,206)	537,594
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	$(146,989)	$461,139

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash expenses and non-cash movements in crypto assets and liabilities, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $166.9 million for the nine months ended September 30, 2026, driven by net loss of $275.3 million and non-cash adjustments of $174.4 million, which primarily consisted of realized and unrealized losses on crypto assets and receivable, crypto assets pledged, stock-based compensation expense, crypto asset payments for expenses, provision for transaction losses, depreciation and amortization, lease expense, impairment, partially offset by realized and unrealized gains on related party crypto loans and derivatives, and crypto assets and warrants received as revenue. Additionally, cash used in operating activities was impacted by a net outflow from changes in operating assets and liabilities of $48.2 million, driven by the timing of cash receipts and payments, and vendor payment terms, and $17.8 million net outflow from purchases and disposals of crypto assets for operations.

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

Investing Activities

Net cash provided by investing activities was $85.1 million for the nine months ended September 30, 2026, primarily driven by $11.3 million in net inflow for the purchases of and repayments on credit card receivables and $76.1 million in proceeds from the sale of crypto assets. This was partially offset by $2.5 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Net cash provided by investing activities was $3.7 million for the nine months ended September 30, 2025, primarily driven by $93.8 million in proceeds from the sale of crypto assets. This was partially offset by $85.0 million in net outflow for the purchase of and repayments on credit card receivables and $5.0 million of capitalization of internally developed software costs and purchases of software, property and equipment.

Financing Activities

Net cash used in financing activities was $65.2 million for the nine months ended September 30, 2026, primarily driven by $1.2 billion of proceeds from the Ripple Credit Agreement and $75.0 million of proceeds from the Galaxy loan agreement. These increases were partially offset by $1.3 billion in repayments under the Ripple Credit Agreement, the $75.0 million repayment and termination of the NYDIG Master Repurchase Agreement, $63.7 million of net custodial funds outflows attributable to elevated customer redemptions, and $0.2 million in payments related to tax withholdings upon net settlement of equity awards.

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

Commitments and Contingencies

Our material future cash commitments are to repay our current indebtedness obligations, as described above in the “Indebtedness and Other Funding Arrangements” section, and make payments under leases for our facilities. We have operating leases for office facilities with remaining terms of less than one year to four years. Many leases include one or more options to renew, but renewals are not assumed in the determination of the lease term due to uncertainty. For more information, see Note 13. Leases to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Under our agreement with WebBank, we have an outstanding commitment to purchase all Gemini Credit Card customer receivables offered for sale by WebBank.

Receivables purchased under this program are recorded on our condensed consolidated balance sheets as Credit card receivables pledged and Accounts receivable, net. As of September 30, 2026, we had purchased $202.2 million in Gemini Credit Card customer receivables pursuant to this arrangement. Amounts payable to the Issuing

Bank for receivables purchased but not yet settled in cash were $8.8 million and $12.8 million as of September 30, 2026 and December 31, 2025, respectively. See Note 12. Accrued Expenses and Other Current Liabilities for additional details.

Certain credit card receivables are pledged as collateral under our Ripple Credit Agreement (see “Indebtedness and Other Funding Arrangements—Ripple Credit Agreement”). As of September 30, 2026 and December 31, 2025, the carrying value of pledged credit card receivables was $175.3 million and $188.8 million, respectively.

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

We earn interest income on outstanding credit card balances at rates indexed to the prime rate plus a spread. These receivables bear floating interest rates that adjust immediately with changes in the prime rate. A 100 basis point increase (decrease) in the prime rate would result in an increase (decrease) of approximately $2.0 million in interest income based on average credit card balances outstanding during the three and nine months ended September 30, 2026.

Our funding facilities bear interest at fixed rates with terms ranging from evergreen to one year. As of September 30, 2026, we had $227.8 million in outstanding principal borrowings under these facilities at a weighted average interest rate of 6.8%. While the fixed-rate nature of these borrowings limits our exposure to interest rate volatility during the term of the facilities, we are exposed to repricing risk upon maturity or refinancing. If interest rates increase prior to maturity or refinancing, our interest expense would increase upon entering into new or replacement financing arrangements.

Due to the short-term nature of the cash and cash equivalent holdings against our GUSD reserve and against custodial USD balances, we do not believe we have material exposure to interest rate risk from these investments.

Digital Assets Risks

Changes in digital asset prices impact our operations through unrealized gains and losses on digital assets inventory held. As of September 30, 2026 and December 31, 2025, unencumbered digital assets had an aggregate fair value of $51.2 million and $37.1 million, respectively, representing 3% and 2% of our total assets, respectively. A hypothetical 50% increase or decrease in digital assets prices as of September 30, 2026 and December 31, 2025 would result in a $25.6 million and $18.6 million impact, respectively, to the value of our unencumbered Crypto assets held.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The results of litigation and claims cannot be predicted with certainty. Refer to “Risk Factors—Risks Relating to our Business and Industry—We are, and may continue to be, subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition,” “Risk Factors—Risks Relating to our Business and Industry—Disputes with our users could adversely impact our brand and reputation and our business, operating results, and financial condition” and Note 22. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of material legal proceedings to which we are a party.

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

A significant amount of the trading volume on our platform is historically derived from a relatively small number of institutional market makers, and the loss of these market makers, or a reduction in their trading volume, could have an adverse effect on our business, operating results, and financial condition.

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

An increasing number of organizations, including large merchants, businesses, technology companies, financial institutions, and government institutions have disclosed breaches of their information security systems and networks, some of which have involved sophisticated and highly targeted attacks, on their or their third-party service providers’ websites, mobile applications, and infrastructure. For example, in October 2026, Binance reported a significant cybersecurity incident involving unauthorized transfers of approximately $6 billion in digital assets. Any actual or perceived breach or cybersecurity attack directed at other financial institutions or digital asset companies, whether or not we are directly impacted, could lead to a general loss of user confidence in the digital asset industry or in the use of technology to conduct financial transactions, which could negatively impact us and market perception of the effectiveness of our security measures and technology infrastructure.

Attacks upon systems and networks across a variety of industries, including the digital asset industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals which include state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including users’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Such threats may see their frequency increased and effectiveness enhanced by the use of artificial intelligence (“AI”). Further, these risks may be heightened in connection with ongoing global conflicts, such as Russia’s invasion of Ukraine or the conflicts in the Middle East. Attacks may occur on our systems and networks or those of our third-party service providers or partners. Cybersecurity incidents involving our third-party service providers may compromise information relating to us or our personnel, including account credentials, authentication tokens, or other sensitive information, potentially exposing us to unauthorized access, data loss, or other security risks. Such incidents could also disrupt services that are critical to our operations, even where our own systems and networks have not been compromised. Certain types of cyberattacks could harm us even if our systems and networks remain undisturbed. Attacks may be designed to exploit operational vulnerabilities or other weaknesses in our processes or procedures, to deceive employees and service providers into releasing control of our systems or networks, or to introduce computer viruses and malware into our systems or networks with the intent to steal confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.

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

Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. It is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience, combined with the rapidly evolving nature of the various industries in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.

From time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, and reductions in force. For example, in an effort to reduce operating expenses, we have had to strategically reduce our workforce in the past, including in 2024 and earlier in 2026 as part of the Restructuring (as defined below). Any reduction in force may not achieve the anticipated benefits they were designed to achieve. In addition, in February 2026, we parted ways with our Chief Financial Officer, Chief Operating Officer, and Chief Legal Officer, and these leadership changes, together with our workforce reduction in connection with the Restructuring, may result in operational disruptions, reduce our ability to maintain and improve our systems and controls, and result in the loss of institutional knowledge, including through unplanned attrition. Reductions in force may also adversely affect employee morale and productivity, make it more difficult to hire and retain qualified personnel in the future, and harm our company culture. Any failure to effectively manage our growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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

We may not realize the anticipated benefits of our exit and wind down of operations in the United Kingdom, the European Union, and Australia, including our related reduction in force.

In February 2026, we approved a plan to exit and wind down our operations in the United Kingdom, the European Union and other European jurisdictions, and Australia (the "Restructuring"), as part of a broader initiative to reduce operating expenses. In connection with the Restructuring, we announced a reduction in force, including employees in Europe, the United States, and Singapore.

We implemented the Restructuring based on a number of assumptions, and there can be no assurance that the Restructuring will produce the intended results or that the expected cost savings will be realized in the expected amounts or within the expected timeframes. The Restructuring may take longer to be fully completed than anticipated, and actions taken in connection with the Restructuring may be more costly than we currently expect. In connection with the Restructuring, we have incurred restructuring and related charges, including employee-related costs, facility exit costs, contract termination costs, and professional fees. Although we believe the substantial majority of these charges have been recognized, completing the remaining entity dispositions and wind-down activities could result in additional costs or adjustments to previously recorded estimates. Such costs or adjustments could exceed our expectations. We may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Restructuring.

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

Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure financial services may not maximize short-term or medium-term financial results.

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

As of November 1, 2026, we are facing 376 arbitrations filed by Earn users seeking additional interest separate from their recovery in the Genesis Global Capital, LLC (“Genesis”) bankruptcy. Consistent with the rules of the arbitration provider, National Arbitration and Mediation (“NAM”), we have agreed to participate in 15 “bellwether” arbitrations and all other matters have been stayed pending the outcome of these arbitrations. Gemini has received final awards in ten of those arbitrations. The remaining arbitrations are pending. While we do not expect to continue to face new arbitrations related to Earn, it is possible that we may face other arbitration matters and that the number of arbitrations we face will increase in the future.

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

We provide loans to our users, which exposes us to credit risks and may cause us to incur financial or reputational harm.

We provide financing to certain users, including on-exchange loans and margin loans, which exposes us to the risk that borrowers may be unable to repay their obligations or that collateral securing such loans may be insufficient to cover outstanding amounts during periods of significant market volatility. In addition, such activity would result in us being subject to certain lending laws and regulations in the applicable jurisdiction and as a result we would be subject to additional regulatory scrutiny. Furthermore, we are exposed to the risk of our users’ inability to repay their Gemini Credit Card balances pursuant to WebBank’s extension of credit. In the future we may enter into credit arrangements with financial institutions to obtain more capital. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified users to the extent we rely on such credit lines to continue to offer or to grow such products. Further, our credit approval process, pricing, loss forecasting, and scoring models may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information.

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

Our underwriting and fraud detection systems are designed to identify inaccuracies and fraudulent activity, but these systems have inherent limitations and may not fully prevent losses from sophisticated schemes or material misrepresentations. Fraudulent application activity, including coordinated or automated attempts to obtain approval for the Gemini Credit Card involving identity fraud or other false or misleading applicant information, could also increase Card Sign-Ups and limit the usefulness of Card Sign-Ups as a key business metric. See “—General Risk Factors—Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.” If a significant number of accounts are impacted by misrepresentations of information or become involved in fraudulent schemes or activities, this could have a materially adverse impact on our reputation, business, operating results, and financial condition.

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

We hold investments in a number of crypto assets. These investments are subject to significant risks due to the inherent volatility associated with the digital asset industry. See “—Risks Relating to our Business and Industry—Our operating results have and will significantly fluctuate, due to inherent volatility associated with the digital asset industry including, but not limited to, the price of digital assets, regulatory scrutiny of certain digital assets or related products and services, or changes in applicable laws.” Further, our market-making activities expose us to trading losses, including losses resulting from volatility in crypto asset prices, adverse market movements, and changes in the value of positions held in connection with these activities. In addition, some of the crypto assets we own rely on DeFi protocols for their utility and value. These DeFi protocols are built on self-executing smart contracts designed to facilitate digital asset transactions without intermediaries. These investments typically earn interest based on borrower repayment rates and are generally accessible for withdrawal without restrictions. However, our investments in DeFi protocol tokens are subject to significant DeFi-specific risks, including, but not limited to, regulatory uncertainty, smart contract vulnerabilities, credit and collateral risks, and governance risks. If any of these risks materialize, the value and recoverability of our investments in DeFi protocol tokens could be materially and adversely affected, potentially resulting in financial losses and reputational harm.

There can be no assurance that Gemini Predictions or Gemini Stocks will gain sufficient user adoption or market share, and there is no guarantee that it will generate meaningful revenue for our business.

In December 2025, we launched Gemini Predictions, a CFTC-regulated prediction market platform offered through our wholly-owned subsidiary, Gemini Titan, which holds a DCM license. More recently, in July 2026, we launched Gemini Stocks, zero commission stock trading for certain customers in the United States through our wholly-owned subsidiary, Gemini Galactic, which holds a broker-dealer license from FINRA and is registered as an introducing broker.

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

In 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the "GENIUS Act"), which establishes a regulatory framework for payment stablecoins, was entered into law. It is not yet known how the GENIUS Act will be interpreted by courts. Compliance with the GENIUS Act and related implementing regulations may require us to modify our GUSD operations and incur additional compliance costs, and any failure to satisfy applicable requirements could restrict our ability to issue GUSD or subject us to regulatory action or penalties. Additionally, on October 21, 2026, the OCC announced a final rule implementing significant provisions of the GENIUS Act, scheduled to take effect on January 18, 2027. As the statutory and regulatory framework is implemented by the OCC and other federal and state authorities, we may be required to modify aspects of our stablecoin-related operations, including our GUSD product, reserve arrangements, custody practices or compliance procedures, potentially resulting in additional costs, operational restrictions or changes to our product offerings.

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

The 2024 U.S. presidential election and change of administration has had a significant impact on the digital asset industry and our business in the United States, which will continue to depend in part upon the approach the administration continues to take with respect to the industry. For example, in January 2025, President Trump signed an Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which, among other things, stated that the current administration’s policy will be “to support the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy” by “providing regulatory clarity and certainty” regarding digital assets and blockchain technologies. More recently, the GENIUS Act, providing a regulatory framework for stablecoins, was signed into law and market structure legislation—the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”)—was passed by the U.S. House of Representatives. However, there can be no assurance that the CLARITY Act will ultimately be enacted into law or, if enacted, that its final provisions will be favorable to our business. Changes in the administration, congressional priorities, or the regulatory policies and practices of the SEC and other regulators, including with respect to rulemaking, guidance, and enforcement, could materially affect the regulatory environment for digital assets and may accordingly impact our business, operating results, and financial condition.

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

Certain countries, including China, which have taken harsh regulatory action in the past, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell, or use these digital assets or to exchange them for fiat currency. In certain countries it is illegal to accept payment in cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of digital assets. Such restrictions may adversely affect us as the large-scale use of digital assets as a means of exchange is presently confined to certain regions globally.

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

Several jurisdictions have taken a broad-based approach to classifying digital assets transactions, products, and services as securities or subject to their securities laws, while other jurisdictions have adopted a narrower approach. As a result, certain digital asset transactions, products or services may be deemed to be a security or securities transaction under the laws of some jurisdictions but not others. Determining whether any given digital asset is offered and sold in a securities transaction is a highly complex, fact-driven analysis, the outcome of which is difficult to predict and may evolve over time based on changes in a particular crypto asset and the way in which it is offered and sold. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. The SEC has stated that the security (or non-security) status of a given crypto asset depends on the facts and circumstances and must be analyzed appropriately in light of the asset’s characteristics, uses, and functions. The SEC, individual Commissioners and the SEC Staff have previously taken positions that certain cryptocurrencies are “securities” in the context of settled or litigated enforcement actions. Although the SEC has not historically provided advance confirmation on the status of any particular cryptocurrency as a security, on March 17, 2026, the SEC issued an interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. In this interpretive release, the SEC classified crypto assets into five categories based on their characteristics, uses, and functions. The first four: (i) “Digital commodities,;” (ii) “digital collectibles;” (iii) “digital tools;” and (iv) “stablecoins,” are not themselves securities according to the SEC. By contrast, the SEC classified “digital securities” (commonly known as “tokenized” securities) as financial instruments enumerated in the definition of a “security.” In the interpretive release, the SEC also specifically identified the following examples of digital commodities: Aptos (APT); Avalanche (AVAX); Bitcoin (BTC); Bitcoin Cash (BCH); Cardano (ADA); Chainlink (LINK); Dogecoin (DOGE); Ether (ETH); Hedera (HBAR); Litecoin (LTC); Polkadot (DOT); Shiba Inu (SHIB); Solana (SOL); Stellar (XLM); Tezos (XTZ); and XRP (XRP). However, the SEC clarified in the interpretive release that a non-security crypto asset may nevertheless be offered and sold subject to an investment contract, which is a security. Moreover, the SEC’s interpretation is not binding on any court or other agency. Staff of the SEC’s Division of Corporation Finance have also published statements clarifying that the Division does not view the offers and sales of certain “stablecoins” and “meme coins” to constitute securities transactions. Moreover, SEC Staff have authored informal, non-binding “no-action” letters to the promoters of certain digital assets stating that the Staff would not recommend enforcement action to the SEC on the basis that transactions in such digital assets, as described to the Staff by their respective promoters, are securities transactions, including with respect to the issuance of tokens in connection with internet and energy decentralized physical infrastructure projects and a consumer finance rewards program. However, such statements and views are not official policy statements by the SEC and reflect only the SEC Staff’s and speakers’ views, which are not binding on the SEC or any court or other agency (including, for instance, the NYDFS, which published a consumer alert in January 2025 concerning meme coins that did not opine on whether meme coins constituted securities but warned consumers of the risks of such coins), may be withdrawn at any time without notice or comment by the SEC or its senior officials, cannot be generalized to any other cryptocurrency, and might evolve (including, for instance, recently enacted legislation provides guidelines for the regulation of stablecoins in the U.S., which may differ from the views set forth in the SEC Staff statement regarding stablecoins). Additionally, U.S. regulators have in the past expressed concerns about cryptocurrency platforms adding multiple new coins, some of which they may view as unregistered securities.

We have policies and procedures to analyze whether transactions in each digital asset on our platform, as well as our products and services, could be deemed to be a security under applicable laws. Although we perform ongoing monitoring of digital assets supported on our platform and we maintain a listing and delisting policy, our policies and procedures do not constitute a legal standard, but rather represent our company-developed assessment regarding the likelihood that a particular digital asset transaction, product, or service should be deemed a security or securities transaction under applicable laws. In the event that we determine that a supported digital asset has been ultimately determined to be a security or that the continued offering or sale of a digital asset presents a significant risk to us or our users, we aim to take prompt action to discontinue the trading of the digital asset. Regardless of our conclusions or actions, we could be subject to legal or regulatory action in the event the SEC, state regulators, a foreign regulatory authority, or a court were to determine that a digital asset transaction, product, or service currently or previously offered, sold, or traded on our platform is a securities transaction under applicable laws. In addition, such policies and procedures may not be sufficient to mitigate and address all risks. Excluding Gemini Galactic, our platform is not otherwise registered or licensed with regulators as a broker-dealer, national securities exchange, or alternative trading system (“ATS”) (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to allow the offer and sale of securities on our platform. We only permit trading on our platform of those digital assets for which we determine there are reasonably strong arguments to conclude that the digital asset is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a determination to offer a digital asset does not guarantee any conclusion under applicable securities laws.

A determination by a regulatory authority or court that transactions in a digital asset that we currently support on our platform constitute securities transactions may also result in us determining that it is advisable to remove such digital asset from our platform, as well as digital assets that have similar characteristics to such digital asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions or other regulatory enforcement action for acting as a broker, dealer, or national securities exchange without appropriate registration. Any resolution of an SEC investigation of us or any similar regulatory enforcement action could result in injunctions, cease and desist orders, undertakings requiring the retention of compliance consultants or monitors, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Our employees, officers, and directors who are parties to any regulatory enforcement action can also be subject to officer and director bars, and associational bars and suspensions, all of which would limit or prohibit them from providing services to us. Users that traded a supported digital asset on our platform and suffered trading losses could also seek to rescind a trade on our platform as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported digital asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Furthermore, if we remove any digital assets from trading on our platform, our decision may be unpopular with users and may reduce our ability to attract and retain users, especially if such digital assets remain traded on unregulated exchanges, which includes many of our competitors. Finally, in connection with any regulatory enforcement action, the SEC also has statutory authority to censure, place limitations on the activities, functions or operations of, or suspend or revoke the registration of, our broker-dealer subsidiary. Any remedies and/or the imposition of injunctions, cease and desist orders, or undertakings requiring the retention of compliance consultants or monitors, could require us to limit or cease trading activities in digital assets and other financial instruments in the United States, or cease U.S. operations entirely.

There is significant uncertainty regarding the status of staking activities under the U.S. federal securities laws, state law, and non-U.S. law.

There is significant regulatory uncertainty regarding the status of staking activities under the U.S. federal securities laws, state law, and non-U.S. law. In particular, staking activities, including our staking program, could be deemed to involve the offer and sale of securities and other regulated financial instruments to our users participating in the staking program. Various regulators have taken the position that certain staking programs are unlawful if not conducted as a compliant securities offering and other regulators may adopt similar positions with respect to their jurisdictions’ securities laws. In addition, we could determine in the future to terminate our staking program with respect to particular digital assets or in a particular jurisdiction if there is a heightened risk of being deemed to be a securities transaction. While we have implemented policies and procedures designed to help ensure that our staking feature remains compliant with existing and new laws and regulations, and while the staff of the SEC’s Division of Corporation Finance has previously stated that certain staking activities do not involve the offer and sale of securities, the statement is not binding on the SEC, potential private plaintiffs, or state regulators, and there can be no assurance that applicable regulatory authorities will agree with our assessment of applicable securities laws, or that we and our employees, contractors, and agents will not violate or otherwise fail to comply with such existing laws and regulations. In March 2026, the SEC issued a Commission-level interpretation addressing the application of federal securities laws to certain protocol staking activities. Although this interpretation provides additional clarity regarding certain staking arrangements, its applicability to particular staking products and services remains dependent on their facts and circumstances, and additional regulatory and judicial uncertainty remains. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations applicable to staking, including related interpretations, orders, determinations, directives, or guidance, we or such persons could be subject to a litany of civil, criminal, and administrative fines, penalties, orders, and actions, including being required to modify, suspend, or terminate the offering of our staking programs. Any of the foregoing would materially adversely affect our business, operating results, and financial condition.

The tokenization of securities could introduce substantial risks and uncertainties.

Prior to our wind down of operations in the region in February 2026 as part of the Restructuring, we had made tokenized securities (“Gemini Tokenized Stocks”) available to Gemini users in the E.U. Gemini Tokenized Stocks were tokenized tracker certificates that reflect the price of an underlying stock and allow the investor to gain exposure to the underlying asset via an onchain financial instrument. These products are designed to provide economic exposure to the price performance of certain stocks, without conveying legal ownership or shareholder rights, such as voting rights, related to such underlying stocks. Gemini Tokenized Stocks were issued by Dinari, Inc. and were offered to eligible E.U. users by our subsidiary, Gemini Intergalactic EU Artemis, Ltd. (“Gemini E.U.”), which holds a MiFID license issued by the Malta Financial Services Authority. In February 2026, we announced a wind-down of our operations in the E.U. and we accordingly no longer offer this product.

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

Furthermore, market intermediaries may face unclear or evolving obligations when interacting with tokenized securities, and the application of U.S. federal securities laws and other regulations to the trading of tokenized securities remains uncertain. For example, in July 2025, an SEC Commissioner issued a statement noting that “tokenized securities are still securities,” and that market participants must consider and comply with applicable federal securities laws when transacting in such instruments. In March 2026, the SEC issued a Commission-level interpretation addressing the application of federal securities laws to crypto assets, including tokenized securities. If offered and sold within the United States, which they currently are not, Gemini Tokenized Stocks might also be deemed to be security-based swaps. Advisory committees and staff of the CFTC have also discussed exploring a potential regulatory framework for tokenization of assets, including tokenized collateral. More recently, in September 2026, the SEC issued a temporary conditional exemptive order permitting the trading of certain tokenized NMS stocks through specified trading venues, subject to conditions. Although these developments may facilitate the trading of certain tokenized securities, the regulatory framework remains evolving, and these developments do not eliminate the legal, operational, or regulatory risks associated with tokenized securities.

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

Our operation of Gemini Predictions may expose us to legal, regulatory, and other risks. As the prediction market industry is relatively nascent, it is difficult to predict how the legal and regulatory framework around prediction markets will develop and how such developments will impact our business and Gemini Predictions. In particular, although Gemini Predictions is operated through Gemini Titan, our wholly-owned subsidiary that has been licensed by the CFTC as a DCM, and Gemini Olympus, LLC, our wholly-owned subsidiary that has been licensed by the CFTC as a DCO, regulators or courts could determine that particular products, market types, or features of Gemini Predictions are impermissible, must be modified, or must be discontinued.

Prediction markets, including the manner in which they are marketed and promoted, may also attract scrutiny from regulators, legislators and other governmental authorities, which could result in investigations or inquiries, new or additional legal or regulatory requirements, restrictions on our marketing practices or other changes to how we offer or promote Gemini Predictions.

For example, the CFTC has pursued, and may continue to pursue, rulemaking and other regulatory actions that could limit the types of event contracts that may be offered by CFTC-regulated entities or impose additional requirements or restrictions on how such products are designed and offered. In October 2026, the CFTC proposed additional rulemaking concerning the regulatory treatment of certain event contracts, including contracts relating to sports and political events. These developments could affect the types of event contracts we may offer, how those contracts are structured, and the regulatory requirements applicable to Gemini Predictions. If the CFTC’s approach evolves in a way that restricts certain categories of contracts (including sports-related contracts) or requires different product features or controls, we could be required to change, limit, or discontinue aspects of Gemini Predictions. In addition, regulators and courts may take different views about the interaction between federal commodities regulation and state gambling, wagering, or gaming laws. State regulators may seek to restrict the availability of certain prediction market products notwithstanding federal oversight, which could require us to geo-fence, modify, or suspend certain markets or limit access in some jurisdictions. A fragmented, state-by-state regulatory approach could require us to implement differing controls, restrict availability in certain jurisdictions, which may ultimately reduce adoption and revenue from Gemini Predictions. For example, in March 2026, Nevada won a temporary restraining order to prevent Kalshi from offering certain event-based contracts in Nevada, which was subsequently upheld by the United States Court of Appeals for the Ninth Circuit. Kalshi has filed a writ of certiorari with the Supreme Court of the United States seeking an appeal of the decision.

Sports-related event contracts offered on CFTC-registered exchanges are subject to substantial litigation across the United States concerning whether state gambling laws apply to such contracts or are preempted by the Commodity Exchange Act. Federal appellate courts have reached conflicting conclusions in preliminary injunction proceedings, with the Third Circuit finding that federal law preempts state regulation of such contracts, while the Sixth and Ninth Circuits have reached contrary conclusions. As noted above, Supreme Court review has been sought but remains pending. The CFTC continues to assert its jurisdiction over these contracts, including through litigation involving state regulators and, in October 2026, proposed amendments to its regulations that would expressly include sports event contracts within the definition of “swap”; that proposal remains pending, while a separate interim final rule excluding certain casino-style gambling products from the definition of “swap” became effective October 19, 2026. These developments have not resolved the legal uncertainty. If litigation or future legislative or regulatory developments are unfavorable, we could be required to restrict or discontinue offering sports-related event contracts in particular jurisdictions or nationwide, which could materially adversely affect our business, revenues and growth prospects.

In April 2026, the New York Attorney General filed a petition against Gemini Titan alleging that Gemini Titan was operating an unlicensed gambling business and offering unauthorized sports wagering in New York through Gemini Predictions, and seeking injunctive relief, restitution, disgorgement, damages and civil penalties. For more information, see Note 22. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, in September 2026, Gemini Titan received an order from the Connecticut Department of Consumer Protection Gaming Division seeking to prohibit it from advertising or offering sports event contracts in Connecticut. In October 2026, Gemini Titan received a similar notice from the Ohio Casino Control Commission. Gemini Titan is currently engaged in discussions with both state regulators regarding these matters. If the New York lawsuit or any state actions or proceedings are successful, we may be required to restrict, modify, suspend or discontinue offering certain events contracts, or Gemini Predictions as a product offering altogether, in certain jurisdictions, and we could incur substantial legal, compliance and remediation costs and suffer reputational harm, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Because we have offered and will continue to offer a variety of innovative products and services to our users, such as stocks, event contracts, GUSD, and a credit card, many of our offerings are subject to significant regulatory uncertainty and we may, from time to time, face regulatory inquiries regarding our current and planned products. For instance, we are an issuer of GUSD, which is redeemable on a one-to-one basis for U.S. dollars. The regulatory treatment of fiat-backed stablecoins is highly uncertain and has drawn significant attention from legislative and regulatory bodies around the world. The issuance and resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, AML, commodities, securities, sanctions, and other laws and regulations in the United States and in other jurisdictions. Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. For example, in July 2025, the GENIUS Act was signed into law, reflecting a legislative interest in establishing and developing frameworks for the regulation of stablecoins and digital assets more broadly. In 2025, the U.S. House of Representatives also passed the CLARITY Act in an effort to pass laws relating to digital asset market structure, although there can be no guarantee when, or if, the CLARITY Act will be signed into law. There is substantial uncertainty on how any such legislation will apply in practice, and we may face substantial compliance costs to operationalize and comply with these rules.

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

Gemini Galactic Markets, LLC ("Gemini Galactic"), our broker-dealer subsidiary, operates as an introducing broker in connection with Gemini Stocks, through which eligible customers may trade U.S. exchange-listed stocks and ETFs. Gemini Galactic is subject to regulatory restrictions and requirements imposed by applicable statutes, regulations, and policies in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer from registration or membership. Gemini Galactic is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”), a

securities industry self-regulatory organization that supervises and regulates the conduct and activities of its members and is currently in the process of registering with all U.S. states and territories. Gemini Galactic is currently registered in 49 of 50 states, Puerto Rico, Washington D.C., and the U.S. Virgin Islands. As a registered broker-dealer, Gemini Galactic is subject to periodic examinations and investigations by FINRA. The securities industry is highly regulated, and Gemini Galactic and its personnel are subject to requirements relating to, among other things, supervision, sales practices, communications with the public, registration of personnel, recordkeeping, best execution and order routing, and regulatory capital. Further, Gemini Galactic is subject to the BSA, and the implementing regulations thereunder, which require financial institutions, including broker-dealers, to establish AML compliance programs, file suspicious activity and other reports with the U.S. government and maintain certain records. Broker-dealers must also implement related user identification procedures and beneficial ownership identification procedures.

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

While we currently continue to operate in Singapore, if we expand and localize our international operations, we will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of digital asset exchanges over time, such as by requiring digital asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, digital assets, NFTs and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S.

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

We rely on agreements with certain third parties to offer certain products and service offerings. For example, we offer the Gemini Credit Card through an agreement with WebBank, our bank partner, and we offer Gemini Stocks through an agreement with Apex Clearing Corporation ("Apex"), a wholly-owned subsidiary of Apex Fintech Solutions Inc., which acts as the custodian and clearing broker.

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

Our business activities and the interests of our officers, directors, employees, large stockholders, and affiliates may give rise to actual or potential conflicts of interests, which could adversely affect our business and reputation.

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

Additionally, certain of our affiliates and subsidiaries engage in market-making activities on our platform. These activities may give rise to actual or perceived conflicts of interest or expose us to trading losses. Such conflicts, the appearance thereof, or other related issues could subject us to increased regulatory scrutiny, litigation, reputational harm, and adversely affect our business, operating results, and financial condition.

While we have instituted policies and procedures to limit and mitigate risks relating to actual or perceived conflicts of interests, there is no assurance that such policies and procedures that we have adopted will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. In October 2026, we filed a prospectus supplement covering the potential resale by WCF of 7,142,857 shares of our Class A common stock previously issued in a private placement. Sales of these shares, or the perception that substantial sales may occur, could adversely affect the market price of our Class A common stock.

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

In October 2026, we filed a shelf registration statement on Form S-3 under which we may offer and sell up to $100 million of securities, including Class A common stock and securities convertible into or exercisable for Class A common stock. Any future issuance of equity securities pursuant to this registration statement could result in dilution to our existing stockholders.

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

We have funded our operations since inception primarily through equity financings, debt, and revenue generated by our product and service offerings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, including developing new products and services, enhancing our operating infrastructure, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, debt holders may have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on or make other distributions with respect to our common stock. Furthermore, our amended and restated articles of incorporation authorize the issuance of “blank check” preferred stock that our board of directors could use to, among other things, issue shares of our capital stock or implement a stockholder rights plan. We may issue shares of capital stock to our users in connection with user reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the newly issued securities could gain rights, preferences, and privileges senior to those of holders of our Class A common stock. The trading price for our Class A common stock may also be highly volatile, which may reduce our ability to access capital on favorable terms or at all. Currently, certain of our existing financing arrangements are collateralized by bitcoin and require us to maintain specified collateralization levels. A decline in the price of bitcoin could require us to post additional bitcoin or cash or repay outstanding amounts on short notice, which could reduce our liquidity and adversely affect our financial condition. In general, a slowdown or other sustained adverse downturn in the general economic or digital asset markets could adversely affect our business and the trading price of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of convertible debt or equity securities reducing the trading price of our Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

We have historically relied on related party financing and we may not be able to secure comparable financing in the future.

In addition to equity financings and revenue generated by our product and service offerings, we have historically relied on related party loans, primarily from Winklevoss Capital Fund, LLC, to fund certain aspects of our business. While we intend to reduce our reliance on related party financing as an ongoing source of new funding for the business, a portion of our related party indebtedness remains outstanding and we may in the future enter into related party transactions with WCF in connection with liquidity, capital, or operational needs, such as the Private Placement. As of September 30, 2026, repayment obligations in respect of 0 ether and 4,356 bitcoin remained outstanding under agreements with WCF that we previously entered into. These loans bear loan fees ranging from 4% to 5% per annum. We incurred approximately $3.2 million and $9.2 million in loan fees under these agreements for the three and nine months ended September 30, 2026, respectively, and $17.8 million and $48.1 million for the three and nine months ended September 30, 2025, respectively. For more information on these lending agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness and Other Funding Arrangements—Lending Agreements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, we did not issue or sell any unregistered securities that were not otherwise previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as each term is defined in Item 408 of Regulation S-K.

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

Gemini Space Station, Inc.

Date: November 12, 2026	By: /s/ Tyler Winklevoss
Tyler Winklevoss
Co-Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2026	By: /s/ Danijela Stojanovic
Danijela Stojanovic
Interim Chief Financial Officer
(Principal Financial Officer)